Form 10-Q
period 2010-07-31
Teaching Time, Inc.
filed 2010-09-17
CIK 1483496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of September 17, 2010.

                                TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets at July 31, 2010 (unaudited) and
           January 31, 2010 ................................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity (Deficiency) ...................   6

         Statements of Cash Flows...........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations. ..........................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  11

Item 4T. Controls and Procedures. ..........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  14

Item 1A. Risk Factors. .....................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  14

Item 3.  Defaults Upon Senior Securities. ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  14

Item 5.  Other Information. ................................................  14

Item 6.  Exhibits. .........................................................  14

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Teaching Time, Inc. a Florida corporation.

                               Teaching Time, Inc
                         (A Development Stage Company)
                                 Balance Sheets
                                 July 31, 2010

                                                        July 31,       As of
                                                          2010      January 31,
                                                       Unaudited       2010
                                                      -----------   -----------

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents ........................  $    15,101   $     9,000
                                                      -----------   -----------
      Total current assets .........................  $    15,101   $     9,000
                                                      -----------   -----------

                                                      -----------   -----------
TOTAL ASSETS .......................................  $    15,101   $     9,000
                                                      ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........  $       650   $     3,579
                                                      -----------   -----------
      Total liabilities ............................          650         3,579
                                                      ===========   ===========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
    Authorized:
      250,000,000 common shares, $0.0001 par value
    Issued and outstanding shares:
      10,200,000 ...................................  $     1,020   $       900
    Additional paid-in capital .....................       19,980         8,100
    Deficit accumulated during the development stage       (6,549)       (3,579)
                                                      -----------   -----------
      Total Stockholders' Equity (Deficiency) ......       14,451         5,421
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $    14,451   $     9,000
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                        Teaching Time, Inc.
                                   (A Development Stage Company)
                                     Statements of Operations
                         For the period January 19, 2010 to July 31, 2010
                                                                                    For the Period
                                                                                    from Inception
                                               Three Months        Six Months        January 19,
                                                   Ended              Ended             2010 to
                                                 July 31,           July 31,           July 31,
                                                   2010               2010               2010
                                              --------------     --------------     --------------
REVENUES .................................    $            -     $            -     $            -
                                              --------------     --------------     --------------

EXPENSES
  General & Administrative ...............    $          876     $          885     $          965
  Professional Fees ......................               934              2,084              5,584
                                              --------------     --------------     --------------
                                                       1,810              2,969              6,549


Loss Before Income Taxes .................    $       (1,810)    $       (2,969)    $       (6,549)
                                              --------------     --------------     --------------

Provision for Income Taxes ...............                 -                  -                  -
                                              --------------     --------------     --------------


Net Loss .................................    $       (1,810)    $       (2,969)    $       (6,549)
                                              ==============     ==============     ==============

PER SHARE DATA:

  Basic and diluted loss per common share     $            -     $            -     $            -
                                              ==============     ==============     ==============

  Basic and diluted weighted Average
   Common shares outstanding .............         9,404,348          9,205,525          9,192,746
                                              ==============     ==============     ==============

            The accompanying notes are an integral part of these financial statements.

                                                 5

                                    Teaching Time, Inc.
                               (A Development Stage Company)
                        Statements of Stockholders' Equity/(Deficit)
                                                                        Deficit
                                                                      Accumulated
                                        Common Stock      Additional   During the
                                    --------------------   Paid-in    Development
                                      Shares     Amount    Capital       Stage       Total
                                    ----------  --------  ----------  -----------  --------
Inception - January 19, 2010 .....           -  $      -  $        -  $        -   $      -

  Common shares issued to Founder
  for cash at $0.001 per share
  (par value $0.0001) on 1/19/2010   9,000,000       900       8,100           -      9,000

  Loss for the period from
  inception on January 19, 2010 to
  January 31, 2010 ...............           -         -           -      (3,579)    (3,579)
                                    ----------  --------  ----------  ----------   --------

Balance - January 31, 2010 .......   9,000,000       900       8,100      (3,579)     5,421
                                    ==========  ========  ==========  ==========   ========

Loss for the quarter ended
April 30, 2010 ...................           -         -           -      (1,160)    (1,160)

Balance - April 30, 2010 .........   9,000,000       900       8,100      (4,739)     4,261
                                    ==========  ========  ==========  ==========   ========

Private placement of 1,200,000
common shares ($0.0001 par value)
on July 1, 2010 @ $0.01 per share    1,200,000       120      11,880           -     12,000

Loss for the quarter ended
July 31, 2010 ....................           -         -           -      (1,810)    (1,810)
                                    ----------  --------  ----------  ----------   --------

Balance - July 31, 2010 ..........  10,200,000     1,020      19,980      (6,549)    14,451
                                    ==========  ========  ==========  ==========   ========

         The accompanying notes are an integral part of these financial statements.

                                             6

                              Teaching Time, Inc.
                         (A Development Stage Company)
                            Statements of Cash Flow
                For the period January 19, 2010 to July 31, 2010

                                                                 For the Period
                                                                 from Inception
                                                  Six Months      January 19,
                                                     Ended           2010 to
                                                   July 31,         July 31,
                                                     2010             2010
                                                 ------------    --------------

OPERATING ACTIVITIES

  Net Loss ...................................   $     (2,969)   $       (6,549)
                                                 ------------    --------------

  Changes in Operating Assets and Liabilities:
  Increase (decrease) in accounts payable
    and accrued liabilities ..................         (2,930)              650
                                                 ------------    --------------
  Net cash used in operating activities ......         (5,899)           (5,899)
                                                 ------------    --------------

FINANCING ACTIVITIES

  Common stock issued for cash ...............         12,000            21,000
                                                 ------------    --------------
  Net cash provided by financing activities ..              -            21,000
                                                 ------------    --------------


INCREASE IN CASH AND CASH EQUIVALENTS ........          6,101            15,101

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD ......................................          9,000                 -
                                                 ------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...   $     15,101    $       15,101
                                                 ============    ==============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense .........................   $          -    $            -
                                                 ============    ==============
    Income taxes .............................   $          -    $            -
                                                 ============    ==============

   The accompanying notes are an integral part of these financial statements.

                              TEACHING TIME, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (JULY 31, 2010)

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

Through July 31, 2010 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $6,549. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Enties", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2010 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the "SEC").

The results of operations for the three-month period ending July 31, 2010 are not necessarily indicative of the results for the full fiscal year ending January 31, 2011.

                              TEACHING TIME, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (JULY 31, 2010)

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

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2010.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                              TEACHING TIME, INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (JULY 31, 2010)

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

NOTE 3.  STOCKHOLDERS' EQUITY

On July 1, 2010, the company issued 1,200,000 shares of common stock to 24 investors in accordance with Form S-1 (commission file # 333-164968) for cash and consideration of $12,000.

NOTE 4.  SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to July 31, 2010 through September 17, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

On September 16, 2010, the Financial Industry Regulatory Authority cleared Teaching Time for an unpriced quotation on the OTC Bulletin Board and in Pink Quote.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Teaching Time, Inc. is a development stage company and was incorporated in Florida on January 19, 2010, to provide software to companies to help them market and sell their music and entertainment content to consumers. It has no operations and in accordance with Accounting Standards Codification ("ASC") 915 "Development Stage Enties", which was previously Statement of Financial Accounting Standards("SFAS") #7 is considered to be in the development stage.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first six months of the fiscal year 2010 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On February 18, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments with the SEC. The Registration Form S-1 and S-1/A Amendments were deemed effective as of June 9, 2010.

Results of Operations

The Company did not generate any revenue during the quarter ended July 31, 2010.

Total expenses the three (3) months ending July 31, 2010 were $1,810 resulting in an operating loss for the period of $1,810. Basic net loss per share amounting to $.001 for the three (3) months ending July 31, 2010.

Expenses which consisted primarily of general and administrative fees and professional fees for the three (3) months ending July 31, 2010 and were $1,810.

Accounts payable for the period ending July 31, 2010 were $650.

Liquidity and Capital Resources
-------------------------------

At July 31, 2010 we had working capital of $15,101 consisting of cash on hand of $15,101 as compared to working capital of $5,421 at January 30, 2010 and cash of $9,000.

Net cash used in operating activities for the six months ended July 31, 2010 was $5,899 as compared to $5,899 for the period from inception on January 19, 2010 through July 31, 2010.

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

As of July 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by July 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

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

                                        Dated: September 17, 2010