Form 10-Q/A
period 2010-04-30
Teaching Time, Inc.
filed 2010-10-08
CIK 1483496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 2
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

This Amendment No. 2 to the Form 10-Q for the quarterly period ended April 30, 2010 is being filed for the sole purpose of correcting a clerical error in which appeared in the first paragraph of Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-Q as filed on August 24, 2010.

Except for the item described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original Form 10-Q is included herein for the convenience of the reader.

This Amendment No. 2 also contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1. No attempt has been made in this Amendment No. 2 to modify or update any other information presented in the Form 10-Q as previously filed, nor does this Amendment No. 2 reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-Q previously filed and the registrant's other filings with the SEC.

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

                                        Dated: October 8, 2010