Form 10-Q
period 2010-10-31
Teaching Time, Inc.
filed 2010-12-07
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-164968

Teaching Time, Inc.

(Exact name of registrant as specified in its charter)

Florida	27-1739487
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Lisa Lamson
2679 Aberdeen Lane, El Dorado Hills CA 95762

(Address of Principal Executive Offices)

408-605-1572

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of October 31, 2010.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward – looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Teaching Time, Inc. a Florida corporation.

Teaching Time, Inc.
(A Development Time Company)
Balance Sheets
October 31, 2010

	October 31,	As of
	2010	January 30,
	Unaudited	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,300	$9,000
Total current assets	$10,300	$9,000

TOTAL ASSETS	$10,300	$9,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$650	$3,579
Total liabilities	650	3,579

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized:
250,000,000 common shares, $0.0001 par value
Issued and outstanding shares:
10,200,000	$1,020	$900
Additional paid-in capital	19,980	8,100
Deficit accumulated during the development stage	(11,350)	(3,579)
Total Stockholders' Equity (Deficiency)	9,650	5,421

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,300	$9,000

Teaching Time, Inc.
(A Development Time Company)
Statement of Operations
For the period January 19, 2010 to October 31, 2010

			For the Period
			from Inception
	Three Months	Nine Months	January 19,
	Ended	Ended	2010 to
	October 31,	October 31,	October 31,
	2010	2010	2010

REVENUES	$-	$-	$-

EXPENSES
General & Administrative	$2,710	3,596	$3,675
Professional Fees	2,092	4,175	7,676
	4,802	7,771	11,351

Loss Before Income Taxes	$(4,802)	(7,771)	$(11,351)

Provision for Income Taxes			-

Net Loss	$(4,802)	(7,771)	$(11,351)

PER SHARE DATA:

Basic and diluted loss per common share	$		$-

Basic and diluted weighted Average Common shares outstanding	10,200,000	9,540,659	9,517,895

Teaching Time, Inc.
(A Development Time Company)
Statement of Stockholders’ Equity/(Deficit)

Deficit
Accumulated
Additional	During the
Common Stock	Paid-in	Development
Shares	Amount	Capital	Stage	Total

Inception -January 19, 2010	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on 1/19/2010	9,000,000	900	8,100	-	9,000

Loss for the period from inception on January 19, 2010 to January 31, 2010	-	-	-	(3,579)	(3,579)
-
Balance - January 31, 2010	9,000,000	900	8,100	(3,579)	5,421

Loss for the quarter ended April 30, 2010	-	(1,160)	(1,160)

Balance -April 30, 2010	9,000,000	900	8,100	(4,739)	4,261

Private placement of 1,200,000 common shares ($0.0001 par value) on July 1, 2010 @ $0.01 per share	1,200,000	120	11,880	12,000

Loss for the quarter ended July 31, 2010	(1,810)	(1,810)

Balance -July 31, 2010	10,200,000	1,020	19,980	(6,549)	14,451

Loss for the quarter ended October 31, 2010	(4,802)	(4,802)

Balance - October 31, 2010	10,200,000	1,020	19,980	(11,351)	9,649

Teaching Time, Inc.
(A Development Time Company)
Statements of Cash Flow

		For the Period
		from Inception
	Nine Months	January 19,
	Ended	2010 to
	October 31, 2010	October 31, 2010

OPERATING ACTIVITIES

Net Loss	$(7,771)	$(11,351)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2,929)	651
Net cash used in operating activities	(10,700)	(10,700)

FINANCING ACTIVITIES

Common stock issued for cash	12,000	21,000
Net cash provided by financing activities	12,000	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	1,300	10,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,300	$10,300

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$	$-
Income taxes	$	$-

TEACHING TIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(OCTOBER 31, 2010)

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

Through October 31, 2010 the Company was in the development stage and has not carried on any significant operations and has generated no revenues. The Company has incurred losses since inception aggregating $11,351. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three-month period ending October 31, 2010 are not necessarily indicative of the results for the full fiscal year ending January 31, 2011.

TEACHING TIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(OCTOBER 31, 2010)

Cash and Cash Equivalents

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2010.

Advertising

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

TEACHING TIME, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(OCTOBER 31, 2010)

Use of Estimates

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

NOTE 3.  SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to October 31, 2010 through December 2, 2010, the date the financial statements were issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

Overview

Teaching Time, Inc. is a development stage company, incorporated in the State of Florida on, January 19, 2010, to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. It will be committed to high quality instructional design and educational new media development, and provide a core set of deliverable programs, courses, and learning objects for the distance education, distributed learning, and e-learning markets

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first nine months of the fiscal year 2010 the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On February 18, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments with the SEC. The Registration Form S-1 and S-1/A Amendments were deemed effective as of June 9, 2010.

Results of Operations

The Company did not generate any revenue during the quarter ended October 31, 2010.
 Total expenses the three (3) months ending October 31, 2010 were $4,802 resulting in an operating loss for the period of $4,802. Basic net loss per share amounting to $.001 for the three (3) months ending October 31, 2010.

Expenses consisted of $2,710 in general and administrative fees and $2,092 in professional fees for the three (3) months ending October 31, 2010.

Accounts payable for the period ending October 31, 2010 were $650.

Liquidity and Capital Resources

At October 31, 2010 we had working capital of $9,650 consisting of cash on hand of $10,300 as compared to working capital of $5,421 at January 30, 2010 and cash of $9,000.

Net cash used in operating activities was $10,700 both for the nine months ended October 31, 2010 and for the period from inception on January 19, 2010 through October 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report On Internal Control Over Financial Reporting

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

As of October 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2011.

Changes in internal controls over financial reporting

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

Dated: December 2, 2010