Form 10-K
period 2011-01-31
RED MOUNTAIN RESOURCES, INC.
filed 2011-04-29
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended January 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 333-164968

RED MOUNTAIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Florida		27-1739487
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

7609 Ralston Road, Arvada, CO 80002
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (720)204-1013

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                      ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On April 26, 2011, the shares of common stock were held by non-affiliates and had a value of $96,000 based on the closing market price of $0.0032.

There were 255,200,000 shares issued and outstanding of the registrant's Common Stock as of April 26, 2010.

Note about Forward-Looking Statements

This From 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

PART I

ITEM 1. BUSINESS

Red Mountain Resources, Inc. ("Red Mountain," "We," "Us," "Our," or "Company" hereafter) was incorporated on January 19, 2010 in the state of Florida as Teaching Time, Inc. which intended to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries.

During the first quarter of 2011, the Company’s management reviewed its progress in pursuit of its business plan and determined that it was no longer in the best interest of the Company to pursue such an business plan and began to look to identify new corporate opportunities in the energy industry.  As a result it is in the process of changing the  direction of its business plan and has subsequently changed its name to Red Mountain Resources, Inc. to better reflect its current business plan. Red Mountain Resources, Inc., a Florida corporation, is an independent, growth oriented, energy company that intends to acquire and develop oil and gas properties.

The Company has amended the Articles of Incorporation in the State of Florida to reflect the number of authorized shares as follows:

•	On February 9, 2011 an increase in its authorized common shares to Five Hundred Million (500,000,000) shares, par value $0.00001 per common share; and

•
Authorization of One Hundred Million (100,000,000) Preferred shares, par value $0.0001. Preferred shares are subject to division into Series or Classes, and the Designations of Rights and Privileges of such Series or Classes, which shall be determined, in the discretion of the Board of Directors.

•	Effective March 22, 2011, the Company effectuated a forward split of its issued and outstanding stock on a 25 for 1 basis.

Business Activities and Recent Developments

Red Mountain's business operations are intended to include oil and gas exploration, development, production, gathering and transportation. Our planned areas of operation include the Permian Basin in New Mexico & Texas and onshore Gulf Coast of Louisiana & Texas. We intend to pursue opportunities in areas the Company’s experience and expertise can be leveraged and capital investment may generate value to shareholders.

At this time, the Company is in the fundraising, acquisition and consolidation stage of its operational activities. There is no current revenue or production in the Company. We are negotiating the consolidation and acquisition of various producing oil and gas properties.

General

We intend to generally concentrate our acquisition, exploration and development efforts in areas where we can apply the technical expertise and experience of the proposed management and consultants.

Our planned core areas of operation are the Permian Basin in New Mexico and Texas and onshore Gulf Coast. The proposed management is aware of energy prospects that consist of proved and unproved locations, which are located in these regions, and has identified the consolidation and acquisition of various producing properties, each of which is producing revenue.

We have identified an experienced team of managers and consultants with significant experience who have:

•	Participated in over 1,000 wells in 11 U.S. States and 9 countries globally

•	A history of prospect identification and value creation

Company Strategy

•	Acquire and develop oil and gas properties that provide an inventory of drill sites with limited geologic risk and limited variation of production from well to well.

•	Leverage proposed management's experience and expertise in core areas to pursue exploitation and development opportunities.

•	Deploy capital and technical skills to generate value for our shareholders.

Present Opportunities Brought by Proposed Management to Acquire, Develop, Grow and Realize Value

Red Mountain Resources has signed a contract to acquire and develop selected oil and gas properties in the Permian Basin and has made an offer to acquire the onshore Gulf Coast properties from a receivership subject to Court approval. Revenues have the potential to be increased through drilling of proved undeveloped drilling locations. Management believes that any resulting cash flow may then be used toward drilling additional stepout oil and gas wells in each of these producing basins. Management also believes that such actions have the potential to increase the value of Red Mountain's properties if capital is available for development.

Management believes these opportunities have the following features:

•	Proved producing reserves with existing cash flow;

•	Non-producing reserves that can be immediately developed to enhance cash flow;

•	Inventory of proved-undeveloped drill sites that can provide production growth; and

•	Values of proved reserves that can be increased in a short period of time with low risk drilling.

Synopsis of Properties and Assets Being Proposed for Consolidation and Acquisition:

◦	South Texas – South East Lopez, Exxun and Wilcox
–	Approximately 8,191.42 gross acres (3,631.41 net) in Duval & Zapata Counties with 20 proved undeveloped drill-sites
–	Gross Daily Production – approximately 20,363.10 MCFD (2,519.50 net) & 21.18 BOD (5.68 net)
–	Gross Estimated Potential Reserves – approximately 146 BCF (25.99 net) & 548,379 BBLS (159,326 net)
–	PDNP due to prior operator financial difficulties and poor asset management
–	Acreage held by production, thus creating flexibility to drill in "high commodity price" environments

◦	Permian Basin
–	Low Risk Drilling with Multiple Producing Horizons
–	Approximately 2,886 gross acres (2,093.52 net) in Ector & Andrews Counties, TX and Lea County, NM with 42 potential drilling locations
–	Gross Daily Production – approximately 109 MCFD (81.75 net) & 17.53 BOD (13.04 net)
–	Gross Recoverable Reserves – approximately 25.55 BCF (13.07 net) & 8.82MM BBLS (4.791 net)
–
◦	Permian Basin – Devonian Truncation
–	1,900 Acres of Lease Hold with 47 potential drilling locations
–	Gross Potential Reserves – approximately 16.45MM BBLS (12.34 net) & 16.45 BCF (12.34 net)

Goals:

Our focus is to increase shareholder value by pursuing our corporate strategy as follows:

Pursue concurrent development of our core areas.

We plan to spend up to $25,000,000 to acquire and develop our properties during 2011. We plan to raise these funds in a pending Private Placement of common stock (“Placement” or “Offering”) and expect that the majority of the 2011 and 2012 drilling capital expenditures will be incurred in our Permian Basin development and exploration prospects. Many of our targeted prospects are in reservoirs that demonstrate predictable geologic attributes and consistent reservoir characteristics, which typically lead to more reliable drilling results than wildcats.

Achieve consistent reserve growth through repeatable development

We intend to achieve significant reserve growth over the next few years through a combination of acquisitions and drilling. In 2011, we intend to achieve significant reserve and production increases as a result of our acquisitions and development drilling program. We anticipate that the majority of future reserve and production growth will come through the execution of our development drilling program on properties pending as acquisitions, which include many proved and unproved locations. Our targets generally will consist of locations in fields that demonstrate low variance in well performance, which leads to predictable and repeatable field development.

Our reserve estimates, if any, may change continuously and we intend to periodically evaluate such reserve estimates internally, with independent engineering evaluation on an annual basis. Deviations in the market prices of both crude oil and natural gas and the effects of acquisitions, dispositions and exploratory development activities may have a significant effect on the quantities and future values of our reserves, if any. In the Permian Basin, where we plan to focus our drilling efforts and capital expenditures, prospects generally have reserves characterized as long-lived with low decline rates.

Maintain high percentage ownership and operational control over our asset base

We intend to retain a high degree of operational control over our asset base, through a high average working interest or acting as the operator in our areas of significant activity. This is designed to provide us with controlling interests in a multi-year inventory of drilling locations, positioning us for reserve and production growth through our drilling operations. We plan to control the timing, level and allocation of our drilling capital expenditures and the technology and methods utilized in the planning, drilling and completion process on related targets. We believe this flexibility to opportunistically pursue development on properties may provide us with a meaningful competitive advantage.

Acquire and maintain acreage positions in our core areas

We believe that our intended acquisitions and development of known production prospects in our core areas should be supplemented with exploratory efforts that may lead to new discoveries in the future. We intend to continually evaluate our opportunities and pursue attractive potential opportunities that take advantage of our strengths. We are examining several other Permian and Gulf Coast prospects, each of which has gained substantial interest within the exploration and production sector due to their relatively known nature and the potential for meaningful hydrocarbon recoveries. There are other mid-size and large independent exploration and production companies conducting drilling activities in these plays.

Pursue a disciplined acquisition strategy in our core areas of operation

We intend to also focus on growing through targeted acquisitions. Although drilling prospects may provide us with the opportunity to grow reserves and production without acquisitions, we continue to evaluate acquisition opportunities, primarily in our core areas of operation.

Experienced proposed management and operational team with advanced exploration and development technology

Our proposed management team and consultants have over 160 years of combined experience in the oil and gas industry, and have a proven track record of creating value both organically and through strategic acquisitions. Our proposed management team will be supported by an active Board of Directors with experience in the oil and gas industry, capital markets and public companies. We intend to utilize sophisticated geologic and 3-D seismic models to enhance predictability and reproducibility over significantly larger areas than historically possible. We also intend to utilize multi-zone, multi-stage artificial stimulation ("frac") technology in completing wells to substantially increase near-term production, resulting in faster payback periods and higher rates of return and present values. Our proposed team has successfully applied these techniques, normally associated with completions in the most advanced Permian Basin fields, to improve initial and ultimate production and returns, in other companies.

Competition, Markets, Regulation and Taxation

Competition

There are a large number of companies and individuals engaged in the exploration for oil and gas and oil workover projects; accordingly, there is a high degree of competition for desirable properties. Many of the companies and individuals so engaged have substantially greater technical and financial resources than we have.

Markets

The availability of a ready market for oil and gas discovery, if any, may depend on factors beyond the control of the Company, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas is volatile and beyond the control of the Company. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company's gas production, there is no assurance that the Company will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in certain areas of the marketplace due to pipeline capacity, the extent and duration of which is unknown. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Effect of Changing Industry Conditions on Drilling and Rework Completion Activity

Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time-to-time. Currently there is a high demand for drilling and workover contractors and costs are higher compared to historical periods. The Company cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on its ability to generate economic drilling prospects and to raise the necessary funds or generate funds from production, with which to drill them.

Regulation and Pricing of Natural Gas

The Company's operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas. Because of its complexity and broad scope, the price impact of future legislation on the operation of the Company cannot be determined at this time.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by the Company will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas, and the Company will have no control over any regulation legislation in the future.

State Regulations

The Company's production of oil and gas if any will be subject to regulation by state regulatory authorities in the states in which the Company may produce oil and gas such as the Texas Railroad Commission. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Proposed Legislation

A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas, which has been continued in the current Administration through the Department of Interior.

Environmental Laws

Oil and gas exploration and development is specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All operations by the Company involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions or a termination of operations, the extent to which cannot now be predicted.

Compliance with Environmental Laws and Regulations

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date, compliance with these regulations by us has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on its activities.

Title to Properties

The Company is not the record owner of its interest in its properties and relies instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time properties or interests are acquired by us. Prior to commencement of operations on such acreage and prior to the acquisition of properties, a title examination will usually be conducted and significant defects remedied before proceeding with operations or the acquisition of proved properties, as appropriate.

The properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to our prospective acreage acquisitions, to the extent such defects or disputes exist, we could suffer title failures.

Backlog of Orders

There are currently no orders for sales of oil and gas at this time.

Government Contracts

None at this time.

Competitive Conditions

There are numerous competitors in the oil and gas industry with far greater resources, financial and marketing, to exploit oil and gas prospects which might compete with the Company. Such resources could overwhelm our efforts to acquire oil and gas production and cause our business failure.

Company Sponsored Research and Development

No research is being conducted.

Governmental Regulation

Oil and gas: The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future. Federal income tax deductions for energy exploration or production and "windfall profit" taxes have in the past affected the economic viability of such properties, and may do so in the future if enacted by Congress.

ITEM 1A. RISK FACTORS

OUR COMPANY RISK FACTORS

Our securities, as offered hereby, are highly speculative and should be purchased only by persons who can afford to lose their entire investment in us. Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this prospectus, before purchasing any of the shares of our common stock.

Risks of the Oil and Gas Business.

The search for new oil and gas reserves, development wells or secondary recovery frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance that any production will be obtained from any of the acreage to be acquired by the Company, nor are there any assurances that if such production is obtained it will be profitable. (See “Business Activities and Recent Developments”)

New Water Quality Regulations.

Hydraulic fracturing, the process used for releasing oil and gas from shale rock, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

The Environmental Protection Agency (the "EPA") recently amended the Underground Injection Control, or UIC, provisions of the federal Safe Drinking Water Act (the "SDWA") to exclude hydraulic fracturing from the definition of "underground injection." However, the U.S. Senate and House of Representatives are currently considering bills entitled the Fracturing Responsibility and Awareness of Chemicals Act (the "FRAC Act"), to amend the SDWA to repeal this exemption. If enacted, the FRAC Act would amend the definition of "underground injection" in the SDWA to encompass hydraulic fracturing activities, which could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.

Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal, state and/or provincial levels, exploration and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Individually or collectively, such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay the development of unconventional oil and gas resources from shale formations which are not commercial without the use of hydraulic fracturing. This could have an adverse effect on our business.

Industry Experience Management Team

Failure of the Company to secure a management team with industry experience could jeopardize the Company’s future.  The Oil and Gas Industry is highly technical and competitive for personnel, and experienced personnel may not be easily employed.  If the Company is unable to employ such a team, it may be difficult to find similarly experienced personnel, which could jeopardize the operations of the Company.

Proposed Acquisitions – Delays or Cancellation due to Audit or Due Diligence requirements.

If the Company is unable to close the proposed acquisitions, there will be a material adverse effect on the Company because revenues will not commence. Some of the proposed acquisitions or assets may require audited financial statements in order to comply with SEC Rules and Regulations which bind the Company under its Reporting Requirements. If Audits are delayed or cannot be conducted for such assets or acquisitions, the Company may not be able to close timely on the acquisitions or assets, if at all, and such would have a material adverse effect on the Company and its operations.

If Due Diligence discloses defects substantial enough to cause the Company to cancel an acquisition, this would have a material adverse effect on the Company.

Competition.

The Company is and will continue to be an insignificant participant in the oil and gas business. Most of the Company’s competitors have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying suitable prospects.  Such large resources could overwhelm the Company’s efforts to compete with developing its oil and gas properties and cause failure of Company.

Markets.

The marketing of natural gas and oil which may be produced by the Company’s properties will be affected by a number of factors beyond the control of the Company. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Recently, there have been dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect the profitability of the Company’s oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase the Company’s gas production, there is no assurance that the Company will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the marketplace, the extent and duration of which is not known. Such oversupply may result in reductions of purchases by principal gas pipeline purchasers. (See “Competition, Markets, Regulation and Taxation.”)

Weather Interruptions.

Activities of the Company may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect the ability of the Company to benefit from production on such properties or could increase the costs of drilling new wells because of delays.
Additional Financing Requirements.

If oil and gas reserves are found to exist on a prospect, substantial additional financing will be needed to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, substantial additional funds will be necessary for continued development. The Company may not have sufficient proceeds from this offering to conduct such work and, therefore, may be required to obtain the necessary funds either through further debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that the Company will be successful in obtaining any other financing. These various financing alternatives may dilute the interest of the Company’s Stockholders and/or reduce the Company’s interest in the properties. (See “Use of Proceeds” and “Business Activities and Recent Developments”)

Working Capital.

The working capital needs of the Company consist primarily of consulting, fees, salaries, development and acquisition of oil and gas prospects and administration activities and are estimated to exceed approximately $5,000,000 in the next twelve months, none of which funds are committed. Currently, the Company has a Private Placement of its common stock at $1.00 per share in process, upon which it has achieved $5,000,000 in proceeds which are being held in escrow pending satisfaction of the escrow requirements and which is pending the receipt of additional proceeds.

Need for Additional Financing.

The Company has achieved no revenues since inception. There is no assurance of profitability from its new business in oil and gas.

The Company has very limited funds, and such funds are not adequate to carryout any part of the Company’s business plan. The ultimate success of the Company may depend upon its ability to raise additional capital. There is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company will be unable to continue with its business plan and may be forced to cease operations.

Operating Hazards and Uninsured Risk.

The Company’s operations will be subject to all of the operating hazards and risks normally incident to drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. The Company will maintain general liability insurance but it has not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should the Company sustain an uninsured loss or liability, or a loss in excess of policy limits, its ability to operate may be materially adversely affected.

Federal Income Taxation.

Federal income tax laws are of particular significance to the oil and gas industry. Legislation has eroded various benefits of oil and gas producers and subsequent legislation may well continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a materially adverse effect on the Company‘s future operations by reducing tax deductions.

Energy Operations – Negative Considerations.

Expansion Expenditures: The Company may expend substantial funds acquiring and redeveloping properties which are later determined not to be economically viable. All funds so expended may be a total loss to the Company.

Technical Assistance: It will be necessary and desirable to employ technical assistance in the operation of the Company’s business. As of the date of this filing, the Company has not contracted for any technical assistance. When needed by the Company, such assistance may not be readily available at compensation levels the Company would be able to pay.

Speculative Nature of Energy Business: The Company’s energy business is highly speculative, involves the commitment of high-risk capital, and exposes the Company to potentially substantial losses. In addition, the Company will be in direct competition with other organizations which are significantly better financed and staffed than the Company.

General Economic and Other Conditions: The Company’s business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

Competition for Supplies and Services.

The Company will be required to compete for supplies and services with a large number of entities which are larger, have greater resources and more extensive operating histories than the Company. Shortages may result from this competition and may lead to increased costs and delays in Company operations, which may have a material adverse effect on the Company.

Conflicts of Interest.

Certain conflicts of interest may exist between the Company and its Officers and Directors. Officers or Directors may bring energy prospects to the Company in which they have an interest. They have other business interests to which they devote their attention, and will be expected to continue to do so. They will also devote management time to the business of the Company. As a result, conflicts of interest or potential conflicts of interest may arise from time to time that can be resolved only through the Officers and Directors exercising such judgment as is consistent with fiduciary duties to their other business interests and to the Company.

Regulation of Penny Stocks.

Our securities are subject to a Securities and Exchange Commission Rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company’s securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “Penny Stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because the securities of the Company may constitute “Penny Stocks” within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the Company in any market that might develop for them.

Stockholders should be aware that, according to the Securities and Exchange Commission, the market for Penny Stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the Penny Stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

Lack of Significant Revenue History.

The Company was formed on January 19, 2010. The Company has had no revenue since its formation in January 2010. The Company to date is not profitable and its business effort is considered to be in an early development stage. The Company, as to its new business, must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

No Assurance of Success or Profitability.

There is no assurance that the Company will ever operate profitably. There is no assurance that it will generate revenues or profits, or that the market price of the Company’s common stock will be increased thereby.

Lack of Diversification.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its operations. The Company’s inability to diversify its activities will subject the Company to economic fluctuations within the oil and gas business or industry and therefore increase the risks associated with the Company’s operations as limited to one industry.

Dependence upon Management; Limited Participation of Management.

The Company currently has one individual who is serving as its Officers and three Directors on a part-time basis. The Company will be heavily dependent upon their skills, talents and abilities, as well as the attributes of consultants to the company to implement its business plan, and may, from time to time, find that the inability of the Officer and Directors and consultants to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. See “Directors and Executive Officers.”

Indemnification of Officers and Directors.

The Florida Business Corporation Act provides for the indemnification of its Directors, Officers, employees and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its Directors, Officers, employees or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company that it will be unable to recoup.

Director’s Liability Limited.

The Florida Business Corporation Act excludes personal liability of its Directors to the Company and its Stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its Directors that otherwise would be the case. This provision does not affect the liability of any Director under federal or applicable state securities laws.

No Foreseeable Dividends.

The Company has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Stockholders.

The Company may issue further shares as consideration for the cash or assets or services out of the Company’s authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new Stockholders and management would control the Company, and persons unknown could replace the Company’s management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by its currents Stockholders.

Volatility of Stock Price.

There is no history relating to the market price of our stock, which indicates the market price may be highly volatile and the stock is likely to be very thinly traded. Many factors such as those discussed under "Risk Factors" herein may have a significant negative impact upon the market price of the securities, and negative impact on liquidity.

Limited Public Market Exists.

There is no assurance given that an expanded public market will develop or that any Stockholder ever will be able to liquidate his/her investment, if at all. The price may be highly volatile.  Due to the low price of securities and the fact that it may be quoted only in the “Pink Sheets” or “OTCBB,” many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, lending institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales.

All of the outstanding shares of common stock held by present Officers, Directors and affiliate Stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who is not an affiliate and who has held restricted securities in a currently filed SEC 12(g) Registered Company for six months may, under certain conditions, sell shares without restrictions. If the Company has not become an SEC reporting company the holding period is 12 months. An affiliate may resell an amount of shares limited to 1% of the outstanding shares each 90 days after a six month holding period. Non-affiliates have no volume restrictions after a six month holding period. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of Common Stock of present Stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Effect of Changing Industry Conditions on Drilling and Rework Completion Activity

Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time-to-time. Currently there is a high demand for drilling and workover contractors and costs are higher compared to historical periods. The Company cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on its ability to generate economic drilling prospects and to raise the necessary funds or generate funds from production, with which to drill them.

Environmental Laws

Oil and gas exploration and development is specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All operations by the Company involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. The Company may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions or a termination of operations, the extent to which cannot now be predicted.

Title to Properties

The Company may not be the record owner of its interest in its properties and relies instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, the Company has the right to have its interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time properties or interests are acquired by us. Prior to commencement of operations on such acreage and prior to the acquisition of properties, a title examination will usually be conducted and significant defects remedied before proceeding with operations or the acquisition of proved properties, as appropriate.

The properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to our prospective acreage acquisitions, to the extent such defects or disputes exist, we could suffer title failures.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The Company’s executive offices are out of the office of 7609 Ralston Road, Arvada, Colorado.

DESCRIPTION OF PROPERTIES/ASSETS/OIL AND GAS PROSPECTS

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Oil and Gas Prospects.	None.
(d)	Patents.	None.

The Company does not own any property, real or otherwise, at the time of this filing.

ITEM 3. LEGAL PROCEEDINGS

Red Mountain anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and the Company cannot assure that their ultimate disposition will not have a materially adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.

ITEM 4. REMOVED AND RESERVED.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). On September 16, 2010, we began trading on the OTC Bulletin Board under the symbol "THCT." Our symbol was recently changed to “RDMP” to reflect our new name and the 25 for 1 forward split.

	High	Low
2011
January 31, 2011	$0.003	$0.002
October 31, 2010	0.00	0.00

Holders

There are approximately 20 holders of record of Red Mountain’s common stock as of January 31, 2011.

Dividend Policy

Holders of Red Mountain’s common stock are entitled to receive such dividends as may be declared by the board of directors. The Company has not declared or paid any dividends on Red Mountain’s common shares and it does not plan on declaring any dividends in the near future. The Company currently intends to use all available funds to finance the operation and expansion of its business.

Recent Sales of Unregistered Securities

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 as shown in the following table:

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
January 2010	Common Shares	225,000,000	$9,000	Former Officer & Director

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management,  through pre-existing business relationships,  as long standing business associates and employees.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm’s report on the Company’s financial statements as of January 31, 2011, and for each of the years in the two-year period then ended, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

PLAN OF OPERATIONS

We had no operations prior to and we did not have any revenues during the fiscal years ended January 31, 2011 and 2010. We did not recognize any income in the years ended January 31, 2011 and 2010. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

Our plan of operations is as follows:

MILESTONES

2nd Quarter 2011	Initiation of Private Placement Offering, Identification and acquisition of prospects, production acquisition/Development commencement

3rd Quarter 2011	Expanded development

4th Quarter 2011	Expanded development and expansion of acquisitions in our core areas

We intend to raise $25,000,000 through a pending private placement of shares of our common stock. At April 27, 2011, the Company has sold 5,000,000 shares as part of the private placement, raising $5,000,000 which is being held in escrow pending satisfaction of the escrow requirements. If and when such private placement is completed at $1.00 per share, funds would be used as follows.

The proceeds of the minimum and maximum proposed offering will provide funds for related acquisitions and property/asset development. Currently the Company intends to use the proceeds as follows:

	MINIMUM	MAXIMUM

Permian Basin Expenditures (Acquisition Only – Minimum / Drilling Included - Maximum)	$4,000,000	$13,700,000
Gulf Coast Expenditures	-	$1,050,000
Working Capital/Consolidation Expenses	$500,000	$7,750,000
Proceeds Net of Commissions	$4,500,000	$22,500,000

We will need substantial additional capital to support our proposed future energy operations. We have no revenues.

During the period of February 2011 through April 2011, the Company, in exchange for cash of $212,500, issued a total of $212,500 in unsecured corporate promissory notes.  The promissory notes are unsecured and have a due date of June 30, 2011.  The notes do not accrue interest, unless a default occurs.  If a default event occurs the promissory notes will accrue interest at a rate of 10% per annum.  $162,500 in promissory notes are held by non-affiliate shareholders of the Company.  In addition the Company, borrowed $273,381 during this same time period which has been repaid.

No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

RESULTS OF OPERATIONS

For the fiscal year ended January 31, 2011 and for the Period of Inception (January 19, 2010) through January 31, 2010

(Note: Since the Company’s inception was January 19, 2010 - the prior period only represents 12 days and is not comparable to the fiscal year ending January 31, 2011 which is also presented.)

Revenue

During the year ended January 31, 2011 and during the period of inception (January 19, 2010) through January 31, 2010, the Company did not recognize any revenues from its operations in the design, development, and marketing of  instructional products and services for the corporate, education, government, and healthcare e-learning industries.  Subsequent to year end, the Company changed its directors, management, business plan and operational focus.

Expenses

General and administrative expense for the year ended January 31, 2011 were $6,608.  For the year ended January 31, 2011, professional fees were $4,175.

General and Administrative expenses were $79 for the period from inception through January 31, 2010.

During the year ended January 31, 2011, the Company incurred expenses resulting from its activities to become a public company registered with the Securities and Exchange Commission.  Management of the Company, expects to see an increase in its general and administrative expenses as a result of not only the compliance requirements of the SEC, but also as it pursues its new proposed business plan.

Net Loss

The net loss for the year ended January 31, 2011 was $10,783. The Company recognized a net loss of $3,579 for the period from inception to January 31, 2010. The Company has incurred losses totaling $14,632 since its inception.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2011, we had total current assets of $6,638, consisting solely of cash.  At January 31, 2011, we had no liabilities.  We had a working capital of $6,638.

During the year ended January 31, 2011, we used cash of $14,362 in operational activities compared to nil during the period of Inception (January 19, 2010) through January 31, 2010.

During the year ended January 31, 2011, we received proceeds of $12,000 from the sale of 30,000,000 shares of our common stock at $0.0004 per share.  These funds were used to support operational activities.

During the period of Inception (January 19, 2010) through January 31, 2010, we received proceeds of $9,000 from the sale of 225,000,000 shares of our common stock to a former officer and director.

We will need substantial additional capital to support our proposed future energy operations. We have no revenues.  We estimate we will need a minimum of $5,000,000 for our operating costs for the next twelve months.

During the period of February 2011 through April 2011, the Company, in exchange for cash of $212,500, issued a total of $212,500 in unsecured corporate promissory notes.  The promissory notes are unsecured and have a due date of June 30, 2011.  The notes do not accrue interest, unless a default occurs.  If a default event occurs the promissory notes will accrue interest at a rate of 10% per annum.  $162,500 in promissory notes are held by non-affiliate shareholders of the Company.  In addition, the Company also borrowed and repaid $273,381 subsequent to January 31, 2011.

We are in the process of raising funds through a private placement offering, as discussed above in the Plan of Operations.   At the time of this filing, the Company has sold 5,000,000 shares, raising $5,000,000, which is held in Escrow on behalf of the Company

Short Term.

On a short-term basis, Red Mountain has not generated any revenue or revenues sufficient to cover operations. Based on prior history, the Company will continue to have insufficient revenue to satisfy current and recurring liabilities as it continues exploration activities. For short term needs the Company will be dependent on receipt, if any, of offering proceeds, as discussed above.

Capital Resources

The Company has only common stock as its capital resource.

Red Mountain has no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Going Concern

The independent registered public accounting firm’s report on the Company’s financial statements as of January 31, 2011 and 2010, and for the year and period then ended, respectively, and the period from inception, January 19, 2010 through January 31, 2011, includes a “going concern” explanatory paragraph, that describes substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting year. Actual results could differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Red Mountains operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss.  The Company’s cash holdings do not generate interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Red Mountain Resources, Inc. for the year ended January 31, 2011, the  period ended January 31, 2010, and the period from January 19, 2010 (inception) through January 31, 2011, appear as pages F-1 through F-8, at the end of the document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lake & Associates, CPAs formerly the independent registered public accountant for Red Mountain were dismissed as the Company's independent registered public accountant on March 4, 2011.

On March 2, 2011, the Board of Directors of the Company approved the engagement of new auditors, L J Soldinger Associates, LLC of Deer Park, Illinois to be the Company's independent registered public accountant.

The action to engage new auditors was approved by the Board of Directors.

In connection with audit of the period of January 19, 2010 through January 31, 2010 and the subsequent interim period through the date the prior auditors were dismissed, no disagreements existed with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Independent Auditor Report by Lake & Associates, CPAs for the period of January 19, 2010 through January 31, 2010 contained no adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope, or accounting principle other than the following: the report of Lake & Associates dated February 3, 2010 on our financial statements contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern.

During the recent fiscal year ending January 31, 2011, and through the date of being appointed, the Company did not consult L J Soldinger Associates, LLC regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv)) or a reportable event (as defined in Item 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our chief executive officer concluded that as of January 31, 2011, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Red Mountain’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of Red Mountain’s management and directors; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on Red Mountain’s financial statements.

We have identified certain material weaknesses in internal control over financial reporting relating to a shortage of accounting and reporting personnel due to limited financial resources and the size of our Company, as detailed below:

(1)	The Company currently does not have formally documented accounting policies and procedures, which includes establishing a well-defined process for financial reporting.

(2)
Due to the limited size of our accounting department, we currently lack the resources to handle complex accounting transactions.  We believe this deficiency could lead to errors in the presentation and disclosure of financial information in our annual, quarterly, and other filings.

(3)
As is the case with many companies of similar size, we currently lack a segregation of duties in the accounting department.  Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

Considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations and the fact that we have been a small business with limited employees, such items caused a weakness in internal controls involving the areas disclosed above.

We have concluded that our internal controls over financial reporting were ineffective as of January 31, 2011, due to the existence of the material weaknesses noted above that we have yet to fully remediate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who served as directors or executive officers, including their ages at January 31, 2011.

Name	Age	Position	Term

Lisa Lamson	45	President, Chief Executive Officer, Chief Financial Officer and Director	Annual

On February 2, 2011, Ms. Lamson resigned as an officer and director of the Company.  On February 2, 2011, Mr. Paul Vassilakos was appointed the Chief Executive Officer and acting Chief Financial Officer.  On February 2, 2011, Messrs. Kenneth Koock, Lynden Rose and V. Ray Harlow were appointed directors of the Company.  On March 15, 2011, Mr. Vassilakos resigned as the Company’s Chief Executive Officer and Chief Financial Officer and Mr. Koock was appointed to such positions.

As of the date of this filing, the Company’s executive officers and directors are as listed below.

Name	Age	Position	Term

Kenneth J. Koock	66	President, Chief Executive Officer, Interim Acting Chief Financial Officer and Director	Annual

Lynden B. Rose	50	Secretary and Director	Annual

V. Ray Harlow	58	Director	Annual

Red Mountain’s officers are elected by the board of directors at the first meeting after each annual meeting of the Company’s shareholders and hold office until their successors are duly elected and qualified under Red Mountain’s bylaws.

The directors named above will serve until the next annual meeting of the Company’s stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Red Mountain and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Kenneth J. Koock, President and Chief Executive Officer, Interim Acting Chief Financial Officer since March 15, 2011, and Director since February 2, 2011.

Mr. Koock has served as the Chief Executive Officer of Sydys Corporation since May 2006. Mr. Koock serves on the Board of Directors Latitude Solutions, Inc. since March 2010. In March 2003, he founded Kenneth J. Koock & Assoc., a financial consulting firm which assists public and private companies on business and financial matters. He also served as Vice Chairman of M.H. Meyerson, an investment banking firm until 2003. During his nearly 30-year investment banking and corporate finance career, Mr. Koock has developed a broad range of experience in capitalizing public and private companies through various stages of fund raising. Mr. Koock currently serves as the Chairman of the Board of Directors of Angstrom Technologies, Inc., a technology company specializing in security. Mr. Koock has been a member of the New York Bar Association since 1966, was a member of the Security Traders Association of New York from 1977 to 2003, and held Series 7, 55 and 63 licenses. Mr. Koock earned a Bachelor of Arts Degree from Duke University and a Juris Doctor degree from St. Johns Law School.

Lynden B. Rose, Secretary since March 30, 2011 and Director since February 2, 2011.

Mr. Rose is a partner in the law firm of Stanley, Frank & Rose, LLP in Houston. Since 1992, he also has served as counsel to the West Palm Beach law firm The Rose Law Firm. From 2004 until 2007, Mr. Rose was a partner in the law firm of Lynden B. Rose, P.C. and from 2002 until 2004, Mr. Rose was a sole practitioner in the law firm of Lynden B. Rose, Attorney at Law, in Houston. From 1992 until 2000, he was a Partner in the law firm of Wilson Rose & Associates. Since 2003, Mr. Rose also served as President of LM Rose Consulting Group, and since 1991, he has served as President of Rose Sports Management, Inc. Mr. Rose is a member of the Oil, Gas and Energy Resources Law Section of the State Bar of Texas. From 1982 until 1984, he was a professional basketball player drafted by the Los Angeles Lakers and played with the Las Vegas Silvers and in Europe. Mr. Rose graduated from the University of Houston and received his Juris Doctorate from the University of Houston.

V. Ray Harlow, Director since February 2, 2011.

Mr. Harlow has served as the Chief Executive Officer and Managing Member since 2007 of Palm Acquisition Partners, LLC, a Fort Lauderdale-based company which is in the business of acquiring underperforming stripper oil operations. Mr. Harlow also serves as the Chief Executive Officer of Latitude Energy Services, LLC from February 2011. Mr. Harlow served as the Chief Executive Officer and as a Director of Maverick Oil and Gas, Inc. from March 2005 until August 2006. From August 2003 until March 2005, Mr. Harlow was Chief Executive Officer and Managing Member of Hurricane Energy, LLC. From August 1987 until October 1997, he was with Sun Company, Inc. (Sunoco), where he served as Chairman and Managing Director of Sun International Oil Company from 1991 to 1997. Prior to his tenure at Sunoco, Mr. Harlow held executive management positions with Arco, Amoco and Transcontinental Oil. Mr. Harlow received a Bachelor of Science Degree in Geology and Chemistry from Abilene Christian University.

Former Officers and Directors

Paul Vassilakos, former President,  Former Chief Executive Officer and Former Interim Acting Chief Financial Officer and former Chairman (February 2, 2011 – March 15, 2011).

Mr. Vassilakos has been the assistant treasurer of Cullen Agricultural Holding Corp. (“CAH”) since October 2009.  CAH is a development stage agricultural company which was formed in connection with the business combination between Triplecrown Acquisition Corp. and Cullen Agricultural Technologies, Inc. ("Cullen Agritech") in October 2009.  At CAH, Mr. Vassilakos is responsible for business development, maintenance of financial accounts and public company reporting.  Prior to CAH's formation, Mr. Vassilakos assisted Triplecrown Acquisition Corp. with the completion of its initial public offering and later the business combination with Cullen Agritech. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc. (“Petrina”), a privately held advisory firm formed to provide investment banking services for public and privately held companies, and has served as it's president since it's formation.  Petrina’s clients have consisted of companies which collectively held over one billion dollars in trust, with the aim of completing reverse mergers with privately held companies.   Mr. Vassilakos also founded and, since December 2006, serves as the vice president of, Petrina Properties Ltd., a privately held real estate holding company.  In July 2007, Mr. Vassilakos was engaged as a consultant to assist Endeavor Acquisition Corp. with it's business combination with American Apparel Inc., a California based retail apparel company, which was completed in December 2007.  From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. From July 2000 through January 2002, Mr. Vassilakos was an Associate within the Greek Coverage Group of Citigroup’s UK Investment Banking Division. During this time, Mr. Vassilakos assisted with the execution of M&A transactions, securitizations, as well as debt and equity offerings for some of Greece’s largest publicly traded companies, including OTE and Antenna TV.  From July 1998 through July 2000, Mr. Vassilakos was an Analyst within the Industrial Group of Salomon Smith Barney’s New York Investment Banking Division. During this time, Mr. Vassilakos assisted with the execution of M&A transactions, as well as debt and equity offerings for large US publicly traded industrial companies, including Alcoa, Inc. and Cyprus Amax. From February 1996 through June 1998, Mr. Vassilakos was a Registered Securities Representative at Paine Webber CSC - DJS Securities Ltd, during which time he provided securities brokerage services to private clients. Mr. Vassilakos received a BS in finance from the Leonard N. Stern Undergraduate School of Business in 1998 and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 through February 2002.

Lisa Lamson, Former Chief Executive Officer and Former Interim Acting Chief Financial Officer and former Director (January 19, 2010 – February 2, 2011).

Ms. Lamson has over 15 years of experience in teaching industry with extensive experience in curriculum writing and the development of course work. Prior to joining Teaching Time, Ms. Lamson has worked both at the junior high and high school level developing different teaching techniques and curriculum for teachers and students alike.

Committees of the Board of Directors

Red Mountain is managed under the direction of its board of directors.

Executive Committee

Red Mountain does not have an executive committee, at this time.

Audit Committee

Red Mountain does not have an audit committee at this time.

Conflicts of Interest – General.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses.  Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities.  While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will fluctuate and may be up to approximately 25 hours per week.

Conflicts of Interest – Corporate Opportunities

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention.  Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended January 31, 2011 and 2010. The table sets forth this information related to salary, bonus, and certain other compensation to the Board members and named executive officers for the past two fiscal years and includes all Officers as of January 31, 2011.

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lisa Lamson, former	2011	$0	0	0	0	0	0	0	$0
President, CEO, Secretary/ Treasurer (1)	2010	$0	0	0	0	0	0	0	$0

(1) Ms. Lamson resigned as an officer and director on February 2, 2011. In January 2010, she was issued 225,000,000 shares of restricted common shares in exchange for cash of $9,000.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Red Mountain does not have a stock option plan as of the date of this Form 10K.  There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal year ended January 31, 2011.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

None of the Company’s officers, directors, advisors, or key employees is currently party to employment agreements with the Company.  The Company has no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.  There are presently no personal benefits available for directors, officers, or employees of the Company.

Compensation Committee Interlocks and Insider Participation

The Red Mountain board of directors in its entirety acts as the compensation committee for the Company.  Mr. Koock is the President, Chief Executive Officer and a Director of the Company.

Director Compensation

The Company does not pay any Directors fees for meeting attendance.

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended January 31, 2011:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Lisa Lamson	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

(1)	Ms. Lamson resigned as an officer and director on February 2, 2011.

All of our officers and/or directors will continue to be active in other companies.  All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests.  Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest.  To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests.  Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us.  Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Florida Business Corporation Act requires us to indemnify officers and directors for any expenses incurred by any officer or director in connection with any actions or proceedings, whether civil, criminal, administrative, or investigative, brought against such officer or director because of his or her status as an officer or director, to the extent that the director or officer has been successful on the merits or otherwise in defense of the action or proceeding. The Florida Business Corporation Act permits a corporation to indemnify an officer or director, even in the absence of an agreement to do so, for expenses incurred in connection with any action or proceeding if such officer or director acted in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of us and such indemnification is authorized by the stockholders, by a quorum of disinterested directors, by independent legal counsel in a written opinion authorized by a majority vote of a quorum of directors consisting of disinterested directors, or by independent legal counsel in a written opinion if a quorum of disinterested directors cannot be obtained.

The Florida Business Corporation Act prohibits indemnification of a director or officer if a final adjudication establishes that the officer's or director's acts or omissions involved intentional misconduct, fraud, or a knowing violation of the law and were material to the cause of action.  Despite the foregoing limitations on indemnification, the Florida Business Corporation Act may permit an officer or director to apply to the court for approval of indemnification even if the officer or director is adjudged to have committed intentional misconduct, fraud, or a knowing violation of the law.

The Florida Business Corporation Act also provides that indemnification of directors is not permitted for the unlawful payment of distributions, except for those directors registering their dissent to the payment of the distribution.

According to our bylaws, we are authorized to indemnify our directors to the fullest extent authorized under Florida Law subject to certain specified limitations.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and persons controlling us pursuant to the foregoing provisions or otherwise, we are advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of Red Mountain Resources, Inc. outstanding common stock by:

•	each person who is known by Red Mountain to be the beneficial owner of five percent (5%) or more of the Company’s common stock;

•	Red Mountain’s chief executive officer, its other executive officers, and each director as identified in the “Management — Executive Compensation” section; and

•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company’s common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Red Mountain Resources, Inc. common stock that Red Mountain believes was beneficially owned by each person or entity as of January 31, 2011.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common shares	Lisa Lamson, Former Chief Executive Officer and Director	225,000,000	88.23%

Common shares	All Directors and Executive Officers as a Group (1 persons)	225,000,000	88.23%

(1)	At January 31, 2011, the Company had 255,000,000 shares of its common stock issued and outstanding.

As a result of the changes in management on February 2, 2011, the Company’s ownership by management and beneficial ownership was changed.  The information below is based on the number of shares of Red Mountain Resources, Inc. common stock that Red Mountain believes was beneficially owned by each person or entity as of April 22, 2011.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Shares	Lisa Lamson 279 Aberdeen Ln El Dorado Hills, CA 97762	225,000,000	88.16%

Common Shares	Kenneth J. Koock, President and CEO, & Interim Acting CFO, Director (3)	50,000	<0.02%

Common Shares	V. Ray Harlow, Director (3)	50,000	<0.02%

Common Shares	Lynden B. Rose, Director and Secretary (3)	50,000	<0.02%

Common Shares	All Directors and Executive Officers as a Group (3 persons)	150,000	<0.06%

(1)	Unless otherwise stated, the address is c/o Red Mountain Resources, Inc., 7609 Ralston Road, Arvada, Colorado 80002.
(2)	Based on 255,200,000 shares of common stock issued and outstanding on April 22, 2011.
(3)	On February 2, 2011, Messrs. Koock, Harlow and Rose were issued 50,000 shares of the Company’s common stock each for the services as directors of the Company.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities.  That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security.  Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security.  Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person.  Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2010, the Company issued 225,000,000 shares of restricted common stock to our sole officer and director at the time, Lisa Lamson in exchange for $9,000.  On February 2, 2011, Ms. Lamson resigned as an officer and director of the Company.  As part of the closing of the transaction with the Black Rock Capital, LLC, Ms. Lamson has agreed to return such shares to the Company to then be retired and returned to treasury.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. L J Soldinger Associates, LLC of Deer Park, Illinois is the Company's principal independent registered accounting firm.

Prior to March 4, 2011, Lake & Associates, CPAs served as our principal independent accounting firm.

The following table represents aggregate fees billed to the Company for the years ended January 31, 2011 by L J Soldinger Associates LLC and January 31, 2010 billed by Lake & Associates, CPAs.

	Year Ended January 31,
	2011	2010
Audit Fees	$15,000	$5,200

Audit-related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0

Total Fees	$15,000	$5,200

Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of the financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-related fees represent fees billed for assurance and related services reasonably related to the performance of the audit or review of our financial statements not reported in (1) above, including those incurred in connection with securities registration and/or other issues resulting from that process.

Tax fees represent fees billed for professional services rendered for tax compliance, tax advice and tax planning services.

All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)		Audited financial statements for the year ended January 31, 2011 and the Period of Inception (January 19, 2010) through January 31, 2010

(b)	Exhibit No.	Description
	3.1	Articles of Incorporation of Teaching Time, Inc. (1)

	3.2	Bylaws of Teaching Time, Inc. (1)

	3.3	Amendment to the Articles of Incorporation (2)

	10.1	Acquisition and Share Exchange Agreement (3)

	10.2	Plan of Reorganization and Share Exchange Agreement (3)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

(1)	Incorporated by reference from the exhibits included in the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission (www.sec.gov), dated February 18, 2010.
(2)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011.
(3)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2011.

*Filed herewith.

INDEX TO FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of January 31, 2011 and January 31, 2010	F-2

Statements of Operations for the year ended January 31, 2011, for the
Period from Inception (January 19, 2010) through January 31, 2010 and the period from
Inception (January 19, 2010) to January 31, 2011	F-3

Statements of Changes in Stockholders’ Equity (Deficit) for the period
from Inception (January 19, 2010) through January 31, 2011	F-4

Statements of Cash Flows for the year ended January 31, 2011, for the
Period from Inception (January 19, 2010) to January 31, 2010 and the period from
Inception (January 19, 2010) to January 31, 2011	F-5

Notes to Financial Statements	F-6 – F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Red Mountain Resources, Inc.

We have audited the accompanying balance sheets of Red Mountain Resources, Inc. as of January 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2011, the period ended January 31, 2010, and the period from inception (January 19, 2010) through January 31, 2011.  Red Mountain Resources, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Mountain Resources, Inc. as of January 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended January 31, 2011, the period ended January 31, 2010, and the period from inception (January 19, 2010) through January 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company is in development stage and has incurred operating losses since inception.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

L J Soldinger Associates, LLC

Deer Park, Illinois
April 27, 2011

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)
Balance Sheets

	January 31,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$6,638	$9,000
Total current assets	6,638	9,000

Total assets	$6,638	$9,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable & accrued liabilities	$-	$3,579
Total liabilities	-	3,579

Stockholders' equity

Common stock authorized:
500,000,000, $0.00001 par value
Issued and outstanding: 255,000,000 and 225,000,000
at January 31, 2011 and 2010, respectively	2,550	2,250
Additional paid-in capital	18,450	6,750
Deficit accumulated during the development stage	(14,362)	(3,579)
Total stockholders' equity	6,638	5,421

Total liabilities and stockholders' equity	$6,638	$9,000

The accompanying notes are an integral part of these financial statements.

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)
Statement of Operations

		For the Period	For the Period
		of Inception	from Inception
		(January 19,	(January 19,
	Year Ended	2010) to	2010) to
	January 31,	January 31,	January 31,
	2011	2010	2011

Revenues	$-	$-	$-

Expenses
General & administrative	$6,608	$79	$6,687
Professional fees	4,175	3,500	7,675
	10,783	3,579	14,362

Loss before income taxes	$(10,783)	$(3,579)	$(14,362)

Provision for income taxes	-	-	-

Net loss	$(10,783)	$(3,579)	$(14,362)

Per share data:

Basic and diluted loss per common share	$-	$-

Basic and diluted weighted average common shares outstanding	242,671,233	225,000,000

The accompanying notes are an integral part of these financial statements.

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)
Statement of Stockholders’ Equity for the period of Inception (January 19, 2010) through January 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception - January 19, 2010	-	$-	$-	$-	$-

Common stock issued to Founder for cash at $0.00004 per share (par value $0.00001)	225,000,000	2,250	6,750	-	9,000

Loss for the period from inception on January 19, 2010 to January 31, 2010		-	-	(3,579)	(3,579)

Balance - January 31, 2010	225,000,000	2,250	6,750	(3,579)	5,421

Loss for the year ended January 31, 2011		-	-	(10,783)	(10,783)

Sale of common stock pursuant to a private placement	30,000,000	300	11,700	-	12,000

Balance - January 31, 2011	255,000,000	$2,550	$18,450	$(14,362)	$6,638

The accompanying notes are an integral part of these financial statements.

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)
Statements of Cash Flow

		For the Period	For the Period
		from Inception	from Inception
		(January 19,	(January 19,
	Year Ended	2010) to	2010) to
	January 31, 2011	January 31, 2010	January 31, 2011

Operating activities

Net Loss	$(10,783)	$(3,579)	$(14,362)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
and accrued liabilities	(3,579)	3,579	-
Net cash used in operating activities	(14,362)	-	(14,362)

Financing activities

Common stock issued for cash	12,000	9,000	21,000
Net cash provided by financing activities	12,000	9,000	21,000

Increase (decrease) in cash and cash equivalents	(2,362)	9,000	6,638

Cash and cash equivalents at beginning of period	9,000	-	-

Cash and cash equivalents at end of period	$6,638	$9,000	$6,638

Supplemental cash flow disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

Red Mountain Resources, Inc. (formerly Teaching Time, Inc.) (the “Company”) is a development stage company, incorporated in the State of Florida on January 19, 2010, to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. The Company has reevaluated its operations and is revising the business plan (See Note 7.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, under the Accounting Standards Codification “Accounting and Reporting for Development Stage Enterprises.” Certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents is comprised of cash on hand.

Segment Information

The Company has determined it has one reportable operating segment as defined by the Accounting Standards Codification, “Disclosures about Segments of an Enterprise and Related Information”.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with the Accounting Standards Codification, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

Loss per Share

Loss per common share is calculated in accordance with the Accounting Standards Codification, “Earnings per Share.”  Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive.  Shares associated with stock options are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

Recent Accounting Pronouncements

  In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)—Amendments to Certain Recognition and Disclosure Requirements.” The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The Company adopted ASU 2010-09 upon issuance and such adoption had no effect on its results of operation or its financial position.

  In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted ASU 2010-06 upon issuance and such adoption did not have a material impact on the Company’s financial statements.

 In December 2010, the FASB issued an accounting standard update 2010-29 that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company believes this guidance will have no effect on our consolidated financial statements.

 NOTE 3 - GOING CONCERN

The Company is in the development stage and has incurred losses since its inception. As of January 31, 2011, the Company had limited amount of cash and a deficit accumulated in the development stage of $14,632. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, the Company may, in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - LOSS PER SHARE

On March 22, 2011, the Company effected a forward split of its common stock whereby 25 shares of common stock will be issued for each share of common stock outstanding as of March 1, 2011. The effect of this stock split is retroactively reflected in the financial statements for all periods reported.

NOTE 5 - STOCKHOLDERS EQUITY

On July 1, 2010, pursuant to a registration statement filed with the Securities and Exchange Commission, the Company issued 30,000,000 shares of registered common stock at a value of $0.0004 per share for a total of $12,000.

In January, 2010, the Company issued 225,000,000 shares of unregistered common stock at value of $0.00004 per share for a total of $9,000. These shares were subsequently registered for trading with the Securities and Exchange Commission.

As of January 31, 2011, the Company has no stock options or warrants outstanding.

NOTE 6 - INCOME TAXES

The Company provides for income taxes using the statutory rate of 15%. It currently has a net operating loss carryforwards totaling approximately $2,100 and $500 for the years ended January 31, 2011 and 2010, respectively. These net operating loss carryforwards expire in 2030 and 2031. The Company has not recorded a deferred tax asset, since it is more likely than not that we will not generate sufficient taxable income in the future to utilize the deferred tax asset.

The Company has not filed any income tax returns since its inception.

NOTE 7 - SUBSEQUENT EVENTS

Effective on February 2, 2011, the Company’s then existing Board of Directors submitted their resignations, increased the size of the Board from two to three members and elected three new members to the Board. The new directors will serve until the next annual meeting of shareholders or until successors are elected. The Company also appointed a new President and Chief Executive Officer. The Board also authorized the issuance of 50,000 shares of the company’s common stock, adjusted to reflect the forward stock split, to each new director and its Chief Executive Officer, at that time, for an aggregate total of 200,000 shares.

During February, March and April of 2011, the Company issued three notes payable and received proceeds totaling $212,500.  The notes are non interest bearing unless an event of default, as defined, occurs, in which case interest will accrue at the rate of 10% per annum. The notes are due on June 30, 2011.  Also, during those months the Company borrowed an additional $273,381, which was subsequently repaid.

Effective March 1, 2010, the Company increased its Preferred Stock to 100,000,000 with a par value of $0.0001.

Effective on March 22, 2011, the Company changed its name to Red Mountain Resources, Inc. (“Red Mountain”), a Florida corporation, to better reflect its current business plan. Red Mountain is to become an independent energy company that intends to acquire and develop oil and gas properties.

RED MOUNTAIN RESOURCES, INC.
(Formerly TEACHING TIME, INC.)
 (A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

On March 22, 2011, the Board of Directors authorized an increase in the number of common stock to 500,000,000 shares with a par value of $0.00001, and the Company effected a forward common stock split of 25 shares for every 1 share of common stock outstanding to shareholders of record as of March 1, 2011.  The effect of this stock split is retroactively reflected in the financial statements for all periods reported.

In addition, the Company announced that it had entered into a tentative agreement to acquire Black Rock Capital LLC (“Black Rock”) after Black Rock has converted into a corporation. The agreement provides for the Company to issue 27,000,000 shares of its common stock in exchange for 100% of Black Rock’s outstanding shares of common stock. The transaction may be terminated at any time by any of the parties.

Concurrent with the Black Rock closing, the Company will retire 225,000,000 shares of common stock held byLisa Lamson, the former officer and controlling shareholder,

The Company also announced that it has a tentative agreement with the Receiver of Bamco Gas, LLC (”Bamco”) to acquire, through a new subsidiary, all the assets of Bamco in exchange for 5,275,000 shares of the Company’s common stock to be issued to the Bondholders of Bamco and assumption of a $2,870,000 outstanding line of credit from First State Bank of Lonoke. This transaction is subject to the approval of the Circuit court on Pulaski County, Arkansas, and may be terminated by the parties at any time.

As of April 27, 2011 the Company is in the process of raising funds in a pending Private Placement of common stock.

The Company entered into a pending agreement with Texas Midstream Partners, LLC to acquire assets in consideration for 8,000,000 shares of the Company’s series B preferred stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Red Mountain Resources, Inc.

Dated: April 28, 2011
By:	/s/ Kenneth J. Koock
Kenneth J. Koock, Chief Executive Officer & Acting Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 28, 2011
Red Mountain Resources, Inc.

/s/ Kenneth J. Koock
Kenneth J. Koock, Chief Executive Officer & Acting Chief Financial Officer and Director

/s/ V. Ray Harlow
V. Ray Harlow, Director

/s/ Lynen B. Rose
Lynden B. Rose, Director