Form 10-Q
period 2011-04-30
RED MOUNTAIN RESOURCES, INC.
filed 2011-06-13
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

☐           Transition report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from _____________ to _____________

Commission File Number 333-164968

RED MOUNTAIN RESOURCES, INC.
(Exact Name of Issuer as Specified in Its Charter)

Florida	27-1739487
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

7609 Ralston Road, Arvada, CO 80002
(Address of Principal Executive Office)

(720) 204-1013
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

There were 261,320,000 shares issued and outstanding of the registrant's Common Stock as of June 13, 2011.

RED MOUNTAIN RESOURCES, INC.

FORM 10-Q FOR THE QUARTER ENDED April 30, 2011

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of April 30, 2011 (Unaudited) and January 31, 2011	1
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended April 30, 2011 and 2010 and for the period from January 19, 2010 (inception) through April 30, 2011	2
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from January 19, 2010 (inception) through April 30, 2011	3
Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended April 30, 2011 and 2010 and for the period from January 19, 2010 (inception) through April 30, 2011	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	12
Item 4. Controls and Procedures	12
Part II. Other Information	13
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities – Not Applicable	14
Item 4. Removed and Reserved	14
Item 5. Other Information – Not Applicable	14
Item 6. Exhibits	14
Signatures	15

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q of Red Mountain Resources, Inc., and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this report to “we,” “us”, “our company” or “the Company” refer to Red Mountain Resources, Inc.

Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	Our ability to obtain necessary financing to enable us to implement our business plan;
•	Competition;
•	Loss of key personnel;
•	Increases of costs of operations;
•	Compliance with government regulations; and
•	General economic conditions.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 29, 2011 in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Red Mountain Resources, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets

	As of	As of *
	April 30,	January 31,
	2011 (unaudited)	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$131,133	$6,638
Restricted Certificate of Deposit	25,000
Promissory note receivable	4,900,000
Total current assets	$5,056,133	$6,638

Other Assets	2,000
Restricted Certificate of Deposit	50,000
Property, Plant And Equipment, Net	39,367

TOTAL ASSETS	$5,147,500	$6,638

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accrued liabilities and offering costs	$609,030	$0
Notes Payable	212,500
Total liabilities	821,530	0

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock Authorized:
500,000,000 common shares, $0.00001 par value Issued and outstanding shares: 260,225,000 and 255,000,000 at April 30, 2011 and January 31, 2010, respectively	2,602	2,550
Additional paid-in capital	4,524,928	18,450
Deficit accumulated during the development stage	(201,560)	(14,362)
Total Stockholders' Equity	4,325,970	6,638

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,147,500	$6,638

*Derived from audited information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Red Mountain Resources, Inc.
(a development stage company)
Condensed Consolidated Statements of Operations
(Unaudited)

			For the Period
			from Inception
			January 19,
	Three Months	Three Months	2010 to
	Ended	Ended	April 30,
	April 30, 2011	April 30, 2010	2011

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$23,385	$10	$30,071
Professional Fees	163,936	1,150	171,612
LOSS FROM OPERATIONS	187,321	1,160	201,683

OTHER (EXPENSE) INCOME
Interest income	$123	$0	$123
TOTAL OTHER (EXPENSE) INCOME	123	0	123

Loss Before Income Taxes	$(187,198)	$(1,160)	$(201,560)

Provision for Income Taxes	—	—	—

Net Loss	$(187,198)	$(1,160)	$(201,560)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted Average Common shares outstanding	255,508,146	225,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Red Mountain Resources, Inc.
(a development stage company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Inception -January 19, 2010	-	$-	$-	$-	$-

Common shares issued to Founder for cash at $0.00004 per share (par value $0.00001)	225,000,000	2,250	6,750	-	9,000

Loss for the period from inception on January 19, 2010 to January 31, 2010	-	-	-	(3,579)	(3,579)
				-
Balance - January 31, 2010	225,000,000	2,250	6,750	(3,579)	5,421

Loss for the year ended January 31, 2011				(10,783)	(10,783)

Sale of common stock pursuant to a private placement	30,000,000	300	11,700		12,000

Balance - January 31, 2011	255,000,000	2,550	18,450	(14,362)	6,638

Sale of common stock pursuant to a private placement	5,025,000	50	4,490,480	-	4,490,530

Common stock issued for services	200,000	2	15,998	-	16,000

Loss for the quarter ended April 30, 2010				(187,198)	(187,198)

Balance - April 30, 2011	260,225,000	$2,602	$4,524,928	$(201,560)	$4,325,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Red Mountain Resources, Inc.
(a development stage company)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

			For the Period
			from Inception
			January 19,
	Three Months Ended	Three Months Ended	2010 to
	April 30,	April 30,	April 30,
	2011	2010	2011

OPERATING ACTIVITIES

Net Loss	$(187,198)	$(1,160)	$(201,560)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370	-	370
Non cash stock compensation	16,000	-	16,000
Changes in Operating Assets and Liabilities:

Increase (decrease) in accounts payable and accrued liabilities	59,393	(3,179)	59,393

Net cash used in operating activities	(111,435)	(4,339)	(125,797)

INVESTING ACTIVITIES
Increase in restricted certificate of deposit	(75,000)		(75,000)
Loan to Black Rock	(4,900,000)	-	(4,900,000)
Net cash used in investing activities activities	(4,975,000)	-	(4,975,000)

FINANCING ACTIVITIES

Advances from shareholders	485,881	-	485,881
Repayment of advances to shareholders	(273,381)	-	(273,381)
Common stock issued for cash (net of $26,570 of offering costs)	4,998,430	-	5,019,430
Net cash provided by financing activities	5,210,930	-	5,231,930

INCREASE IN CASH AND CASH EQUIVALENTS	124,495	(4,339)	131,133

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,638	9,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$131,133	$4,661	$131,133

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MOUNTAIN RESOURCES, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS

Note 1.	GENERAL ORGANIZATION AND BUSINESS

Organization and Nature of Operations

Red Mountain Resources, Inc. (formerly Teaching Time, Inc.) (("Red Mountain," "We," "Us," "Our," or "Company" hereafter)) is a development stage company, incorporated in the State of Florida on January 19, 2010, originally to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. During the three months ended April 30, 2011, the Company reevaluated its operations and revised its business plan.

On March 22, 2011, the Company changed its name to Red Mountain Resources, Inc. (“Red Mountain”) in order to better reflect its current business plan. Red Mountain plans to become an independent energy company that intends to acquire and develop oil and gas properties. The Board of Directors also authorized an increase in the number of authorized common stock to 500,000,000 shares with a par value of $0.00001, and the Company affected a forward common stock split of 25 shares for every 1 share of common stock outstanding to shareholders of record as of March 1, 2011.  The effect of this stock split is retroactively reflected in the financial statements for all periods reported. On March 29, 2011 the Company received certification of formation from the State of Texas for its wholly owned subsidiary, RMR Operating LLC (“RMR”). The Company is the managing member of RMR.

In addition, the Company announced that it had entered into an agreement to acquire Black Rock Capital LLC (“Black Rock”) after Black Rock has converted into a corporation and other required events have taken place as stipulated in the agreement. The agreement provides for the Company to issue 27,000,000 shares of its common stock in exchange for 100% of Black Rock’s outstanding shares of common stock. The transaction may be terminated at any time by any of the parties. Concurrent with the Black Rock closing, the Company will retire 225,000,000 shares of common stock held by Lisa Lamson, the former officer and controlling shareholder of the Company.

The Company is in the process of raising funds through a Private offering of its common stock at $1.00 per share.  As of April 30, 2011, the Company has received $5,025,000 in proceeds for sale of its 5,025,000 common shares.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

RED MOUNTAIN RESOURCES, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Presentation

These condensed consolidated financial statements included herein are unaudited.  Such condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated. All such adjustments are of a normal recurring nature.  These interim results are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2012 or for any other period.  Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the interim information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, as filed with the SEC.

Principles of Consolidation

The consolidated financial statements included herewith include the accounts of the Company and its wholly-owned subsidiary RMR Operating LLC.  All significant intercompany balances and transactions have been eliminated in consolidation.

Development Stage Enterprise

The Company has been devoting most of its efforts to raising capital and developing a business plan and, consequently, meets the definition of a Development Stage Enterprise, under the Accounting Standards Codification (“ASC”) “Accounting and Reporting for Development Stage Enterprises.” Certain additional financial information is required to be included in the financial statements for the period from inception of the Company to the current balance sheet date.

Forward stock split

On March 22, 2011, the Company effected a forward common stock split of 25 shares for every 1 share of common stock outstanding to shareholders of record as of March 1, 2011.  The effect of this stock split is retroactively reflected in the financial statements for all periods reported.

Loss per Share

Loss per common share is calculated in accordance with the Accounting Standards Codification, “Earnings per Share.”  Basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued and if the additional common shares were dilutive.  Shares associated with stock warrants are not included because their inclusion would be antidilutive (i.e., reduce the net loss per share).

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses and shareholder loan approximate fair value based on the short-term maturity of these instruments.

RED MOUNTAIN RESOURCES, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS

Note 3.	GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared under a going concern basis which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company is in the development stage and has incurred losses since its inception.

As of April 30, 2011, the Company had limited amount of cash and a deficit accumulated in the development stage of $201,560. There are no assurances the Company will receive funding necessary to implement its business plan or acquire a business venture or operating company. This raises substantial doubt about the ability of the Company to continue as a going concern.

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

Note 4.	RESTRICTED CERTIFICATES OF DEPOSIT

During April 2011 the Company used $75,000 in certificate of deposits as collateral for letters of credit which are accounted for as restricted certificates of deposit.

Note 5.  PROPERTY AND EQUIPMENT

At April 30, 2011, property and equipment consisted of the following:

	April 30, 2011	January 31, 2011

Computer Equipment	39,737	-
	39,737	-

Less: Accumulated depreciation and amortization	370	-

Property and equipment, net	$39,367	$-

Depreciation and amortization expense for three ended April 30, 2011 and April 30, 2010 was $370 and $0, respectively.

Note 6.	STOCKHOLDERS EQUITY

Effective March 1, 2011, the Company increased its authorized Preferred Stock to 100,000,000 shares with a par value of $0.0001.

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

On February 2, 2011, the Company’s then existing Board of Directors authorized the issuance of 50,000 shares of the company’s common stock, adjusted to reflect the forward stock split, to each new director and its Chief Executive Officer, at that time, for an aggregate total of 200,000 shares. The value of the shares were $16,000, based upon a recent sale of the Company’s common stock.

RED MOUNTAIN RESOURCES, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS

Note 6.	STOCKHOLDERS EQUITY (Continued)

As of April 30, 2011, the Company sold 5,025,000 shares as part of the private placement, raising $5,025,000. The Company incurred $534,470 of legal and brokerage costs related to the sale of the Company’s common stock. As an additional fee, the Company will issue 502,500 warrants to purchase the Company’s common stock with an exercise price of $1.20 per share.

Note 7.	SHAREHOLDER LOANS

During the three months ended April 2011, the Company, in exchange for cash of $212,500, issued a total of $212,500 in unsecured corporate promissory notes.  The promissory notes have a due date of June 30, 2011.  The notes do not accrue interest, unless a default occurs.  If a default event occurs the promissory notes will accrue interest at a rate of 10% per annum.  $162,500 in promissory notes are held by shareholders of the Company.  In addition the Company, borrowed $273,381 from other shareholders during this same time period which has been repaid.

Note 8.	PROMISSORY NOTE

On April 29, 2011, the Black Rock acquisition closed in escrow subject to the delivery of 1) the final audited financial statements of Black Rock to Red Mountain, and 2) the bank approval of the loan assumption by the Company of an outstanding bank loan to Black Rock and conversion of Black Rock to a C-corporation. The Company and Black Rock expect the final closing date to be on or before June 15, 2011. Concurrent with the closing in escrow, the Company loaned $4,900,000 to Black Rock, due May 30, 2011 to fund the acquisition of oil and gas interests known as the Madera Assets into Black Rock, which is evidenced by a Promissory Note of $4,900,000 and a Mortgage on the Madera Assets. The Madera Assets have been contemplated as being acquired by Black Rock prior to or concurrent with the closing with Red Mountain. The Note will be extinguished upon completion of the Black Rock acquisition. The note has been extended until June 15, 2011.

Note 9.	COMMITMENTS AND CONTINGENCIES

The Company announced that it had entered into a tentative agreement to acquire Black Rock Capital LLC (“Black Rock”) after Black Rock after certain events occur as stipulated by the agreement. The agreement provides for the Company to issue 27,000,000 shares of its common stock in exchange for 100% of Black Rock’s outstanding shares of common stock. The transaction may be terminated at any time by any of the parties. Concurrent with the Black Rock closing, the Company will retire 225,000,000 shares of common stock held by Lisa Lamson, the former officer and controlling shareholder,

During April 2011 the Company purchased $75,000 in certificate of deposits to be used as collateral for letters of credit which are accounted for as restricted certificates of deposits. One certificate of deposit in the amount of $25,000 is due in 2012 and the other certificate of deposit in the amount of $50,000 is due in 2016. The letter of credit for $50,000 was issued to the benefit of the Oil Conservation Division of Energy, New Mexico which will expire on April 22, 2016. The letter of credit for $25,000 was issued to the benefit of the Bureau of Land Management which will expire on April 22, 2012. These letters of credit were necessary for RMR to fulfill bonding requirements with agencies related to operations in their districts.

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

During April 2011, the Company signed a lease, commencing May 1, 2011, related field office space in Lafayette, Louisiana.  The lease expires on April 30, 2014. We have the option to renew the lease for an additional 12 months. The total rent commitment for the premises through April 30, 2014 is approximately $86,400.

RED MOUNTAIN RESOURCES, INC.
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL
STATEMENTS

The Company entered into a pending agreement with Texas Midstream Partners, LLC to acquire assets in consideration for 8,000,000 shares of the Company’s series B preferred stock.

Note 10.	SUBSEQUENT EVENTS

During May 2011, the Company signed a lease, commencing June 1, 2011, related corporate office space in Dallas, Texas.  The lease expires on September 30, 2016. We have the option to renew the lease for an additional 36 months. The total rent commitment for the premises through September 30, 2016 is approximately $558,833, plus real estate taxes and the Company’s share of operating costs.
During May 2011, the Company signet a lease, commencing June 1, 2011, related field office space in Midland, Texas. The lease expires July 2013. The total rent commitment for the premises through July 2013 is approximately $52,500.

The Company loaned an additional $850,000 to Black Rock, due June 15, 2011, which is evidenced by a Promissory Note of $850,000 The Note will be extinguished upon completion of the Black Rock acquisition, which is anticipated to occur by June 15, 2011.

The Company is in the process of raising funds in a Private Offering of its common stock at $1.00 per share.  As of June 10, 2011, the Company has received $1,095,000 in subscriptions in addition to those proceeds as noted in Note 6.

The Company intends to guaranty a loan of $2,500,000 from the First State Bank of Lonoke which is being re-executed in the name of Black Rock Capital, LLC.

The Company has not filed any income tax returns since inception.

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

PLAN OF OPERATIONS

We had no operations prior to and we did not have any revenues during the three months ended April 30, 2011 and 2010. We did not recognize any income in the three months ended April 30, 2011 and 2010. We have minimal capital and minimal cash. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources.

Our plan of operations is as follows:

MILESTONES

2 nd Quarter 2011	Initiation of Private Placement Offering, Identification and acquisition of prospects, production acquisition/Development commencement

3 rd Quarter 2011	Expanded development

4 th Quarter 2011	Expanded development and expansion of acquisitions in our core areas

We intend to raise $25,000,000 through a pending private placement of shares of our common stock. At June 10, 2011, the Company has sold 6,120,000 shares as part of the private placement, raising $6,120,000. On April 29, 2011, the Company closed on the Minimum Offering of $5,000,000 and is continuing to raise additional funds. The use of the proceeds from the Offering are as follows.

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

During the three months ended April 2011, the Company, in exchange for cash of $212,500, issued a total of $212,500 in unsecured corporate promissory notes.  The promissory notes are unsecured and have a due date of June 30, 2011.  The notes do not accrue interest, unless a default occurs.  If a default event occurs the promissory notes will accrue interest at a rate of 10% per annum.  Notes held by shareholders of the Company total $162,500.  In addition the Company, borrowed $273,381 during this same time period which has been repaid.

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

RESULTS OF OPERATIONS

For The Three Months Ended April 30, 2011 Compared To The Three Months Ended April 30, 2010

Revenue

During the three months ended April 30, 2011 and 2010, the Company did not recognize any revenues from its operations.  During the three months ended April 30, 2011, the Company did change its business plan to focus on the energy industry.  The Company does not expect to recognize revenues until after the proposed Black Rock transaction.

Expenses

General and administrative expense for the three months ended April 30, 2011 and 2010 were $23,385 and $10, respectively.

Professional fees, which include accounting, legal and consulting fees, for the three months ended April 30, 2011 and 2010 were $163,936 and $1,150, respectively.

During the three months ended April 30, 2011 and 2010, the Company incurred expenses resulting from its activities connected with identifying an acquisition candidate and performing its audit and the preparation of its Annual Report and private placement offering documents.  Management of the Company, expects to see an increase in its general and administrative expenses and professional fees as a result of not only the compliance requirements of the SEC, but also as it pursues its new proposed business plan.

Net Loss

The net loss for the three months ended April 30, 2011 and 2010 was $187,198 and $1,160.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2011, we had total current assets of $5,056,133 and liabilities of $821,530.  We had a working capital of $4,234,603.

During the three months ended April 30, 2011, we received proceeds of $5,025,000 from the sale of 5,025,000 shares of our common stock at $1.00 per share.  Substantially all of these funds were loaned Black Rock, which is evidenced by a Promissory Note of $4,900,000.

During the period of Inception (January 19, 2010) through January 31, 2011, we received proceeds of $21,000 from the sale of 255,000,000 shares.

We will need substantial additional capital to support our proposed future energy operations. We have no revenues.  We estimate we will need a minimum of $5,000,000 for our operating costs for the next twelve months.

During the three months ended April 2011, the Company, in exchange for cash of $212,500, issued a total of $212,500 in unsecured corporate promissory notes.  The promissory notes are unsecured and have a due date of June 30, 2011.  The notes do not accrue interest, unless a default occurs.  If a default event occurs the promissory notes will accrue interest at a rate of 10% per annum.  $162,500 in promissory notes are held by non-affiliate shareholders of the Company.  In addition, the Company also borrowed and repaid $273,381 during March 31, 2011.

We are in the process of raising funds through a Private Offering, as discussed above in the Plan of Operations.   At the time of this filing, the Company has closed on the Minimum Offering of 5,000,000 shares, raising $5,000,000, and has subsequently received subscriptions for 1,120,000 shares, raising $1,120,000 and is continuing the Offering.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable to Smaller Reporting Company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer, who serves as our principal executive officer and principal financial officer. Based upon that evaluation, our chief executive officer concluded that as of April 30, 2011, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management, including our chief executive officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from February 1, 2011 through April 30, 2011.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
February 2, 2011	Common Stock	200,000	Services as a Director	Directors

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
April 30, 2011	Common Stock	5,025,000	$5,025,000	Business Associates

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

The following is a complete list of exhibits filed as part of this Form 10-Q.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31	Section 302 Certification by CEO and Acting Chief Financial Officer

32	Section 906 Certification by CEO and Acting Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2011

RED MOUNTAIN RESOURCES, INC.

/s/ Kenneth J. Koock
Kenneth J. Koock
Chief Executive Officer & Acting Chief Financial Officer
(Principal Accounting Officer)