Form 10-Q
period 2011-08-31
RED MOUNTAIN RESOURCES, INC.
filed 2011-10-25
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2011

☐           Transition report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from _____________ to _____________

Commission File Number 000-54444

Red Mountain Resources, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Florida	27-1739487
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2515 McKinney Avenue, Suite 900, Dallas, Texas 75201
(Address of Principal Executive Office)

(214) 871-0400
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

As of October 20, 2011, 70,698,169 shares of common stock, par value $.00001 per share, were issued and outstanding.

RED MOUNTAIN RESOURCES, INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2011

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

Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	Operating hazards and risks typically incident to drilling for and producing oil and gas;
•	Our ability to obtain necessary financing to enable us to implement our business plan;
•	Competition;
•	Loss of key personnel;
•	Increases in costs of operations;
•	Continued compliance with government regulations; and
•	General economic conditions.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2011, as amended, in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Red Mountain Resources, Inc.
Unaudited Condensed Consolidated Balance Sheets

	August 31, 2011	May 31, 2011
		(restated)
	$	$
ASSETS
Current assets:
Cash and cash equivalents	391,494	120,860
Restricted Cash	100,000	-
Accounts Receivable - Oil and Gas Sales	671,139	536,190
Accounts Receivable Other	95,628	-
Due From Related Party	25,160	-
Notes Receivable	-	-
Prepaids and other current assets	295,257	5,001
Total Current Assets	1,578,678	662,051

Long Term Investments:
Investment in Cross Border Resources, Inc.	4,763,915	6,042,869
Oil and Gas Properties, Successful Efforts Method
Proved Properties	9,946,521	9,292,797
Unproved Properties	4,707,973	239,393
Other Property & Equipment, net	211,008	-
Less Accumulated Depreciation and Depletion	(997,063)	(716,655)
Oil and Gas Properties, net	13,868,439	8,815,535

Due from related party	-	25,090
Security Deposit	50,479	10,805

Total Assets	20,261,511	15,556,350

LIABILITIES
Current Liabilities:
Accounts Payable	1,196,654	487,558
Accounts Payable - Related Party	-	3,079
Accrued Expenses	1,409,031	126,874
Stock Issuance Liability	238,123	600,000
Line of Credit	1,695,626	2,003,594
Notes Payable	2,848,732	10,000
Notes Payable to Related Party	-	5,750,000
Notes Payable to Shareholders	1,158,764	2,042,857
Warrant Liability	519,943	-
Total Current Liabilities	9,066,873	11,023,962

Asset Retirement Obligation	261,648	239,536
Total Liabilities	9,328,521	11,263,498
EQUITY
Common Stock	707	270
Additional Paid In Capital	11,369,701	-
Retained Earnings (Accumulated Deficit)	(1,723,903)	1,453,974
Accumulated Comprehensive Income	1,286,485	2,838,608
Total Stockholders' Equity	10,932,990	4,292,852
Total Liabilities and Stockholders' Equity	20,261,511	15,556,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Red Mountain Resources, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the Three	For the Three
	months ended	months ended
	August 31, 2011	August 31, 2010
		(restated)

Revenue:
Oil and Gas Sales	$1,124,871	$921,675

Operating Expenses:
Exploration Expense	3,750	-
Production Taxes	53,409	60,373
Lease Operating Expenses	79,540	32,513
Gas Transportation and Marketing expenses	52,935	54,075
Depreciation, Depletion and Amortization	283,985	160,150
Acretion Expense	4,342	-
General and administrative expense	639,960	-
Total Operating Expense	1,117,921	307,111

Income from Operations	6,950	614,564

Other Income (Expense):
Interest Income	76	-
Unrealized Gain on Warrant Liability	95,458	-
Interest Expense	(555,660)	(45,395)
Loss on Note Receivable	(2,724,701)	-
Total Other Income (Expense)	(3,184,827)	(45,395)

Income (Loss) from operations before income tax expense	(3,177,877)	569,169

Income Tax Expense	-	-

Net Income (Loss)	(3,177,877)	569,169

Basis and Diluted net income(loss) per share	$(0.06)	$0.02
Basic and Diluted Weighted Average Common Shares Outstanding	56,882,671	27,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Red Mountain Resources, Inc.
Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock	Common Stock	Additional	Retained	Accumulated Other Comprehensive
	Shares	Amount	Paid-in- Capital	Earnings	Income	Total

Balances, June 1, 2011	27,000,000	$270	$-	$1,453,974	$2,838,608	$4,292,852

Recapitalization adjustment as a result of reverse merger	36,870,000	369	5,776,540	-	-	5,776,909
Issuance of shares in Private Placement, net of offering costs of $1,548,097	5,985,000	60	4,436,842	-	-	4,436,902
Issuance of warrants to shareholders	-	-	313,158	-	-	313,158
Issuance of shares in Other Acquisitions	843,169	8	843,161	-	-	843,169
Comprehensive Income:
Net Loss	-	-	-	(3,177,877)	-	(3,177,877)
Other Comprehensive Income:
Unrealized loss on Investment in Cross Border Resources, Inc.	-	-	-	-	(1,552,123)	(1,552,123)
Balances, August 31, 2011	70,698,169	$707	$11,369,701	$(1,723,903)	$1,286,485	$10,932,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Red Mountain Resources, Inc.
Unaudited Condensed Consolidated Statement of Cash Flows

	August 31, 2011	August 31, 2010
		(restated)
Cash Flow from Operating Activities:
Net Income (loss)	$(3,177,877)	$569,169
Depreciation, depletion, & amortization	283,985	160,150
Accretion of asset retirement obligations	4,342	1,453
Amortization of Stock Issuance Costs	427,907	-
Unrealized gain on warrant liability	(95,459)	-
Unrealized Loss on Bamco notes receivable	2,724,701	-
Change in Working Capital:
Accounts Receivable oil and gas sales	(134,948)	(550,702)
Accounts Receivable Other	(95,628)	-
Accounts Receivable related party	(70)	(29,982)
Increase in Prepaid and other current assets	(310,808)	-
Accounts Payable	708,694	22,008
Accrued Expenses	771,533	-
Restricted cash	(100,000)	-
Accounts Payable related party	(3,079)	-
Net cash provided by operating activities	1,003,293	172,096

Cash Flow from Investing Activities:
Additions to oil and gas properties	(3,580,618)	-
Acquisition of oil and gas properties	(953,916)	-
Additions to other property and equipment	(170,219)	-
Investment in Notes Receivable	(43,500)	-
Increase in Security Deposits	(27,995)	-
Net cash used in investing activities	(4,776,248)	-

Cash Flow from Financing Activities:
Net borrowings under Line of Credit	(307,968)	-
Issuance of Note Payable to Shareholders	100,000	-
Issuance of Common Shares	5,461,712	-
Issuance to Notes Payable to Shareholders	850,000	-
Repayment of Notes Payable Shareholders	(2,160,000)	(114,795)
Reverse Merger recapitalization	132,314	-
Payment on Note Payable	(32,469)	(57,301)
Net cash provided by financing activities	4,043,589	(172,096)

Net change in cash and equivalents	270,634	-
Cash Beginning of Year	120,860	133

Cash End of Year	391,494	133

Non-cash transactions:
Unrealized loss on Investment in Cross Border Resources, Inc.	$1,552,123	$-
Acquisition of Cross Border Resources, Inc for common shares	$273,169	$-
Issuance of warrants for common stock issuance costs	$711,651	$-
Non-cash acquisition of note receivable	$2,681,201	$-
Non-cash acquisition of oil and gas properties	$-	$3,682,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

RED MOUNTAIN RESOURCES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Red Mountain Resources, Inc. ("Red Mountain", "we," "us" or the "Company") is a holding company that operates through its wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC. Red Mountain is engaged in the business of operating and investing in oil and gas properties in Texas and New Mexico through its wholly owned subsidiaries. Black Rock is a passive investor and does not operate its properties; however, RMR Operating, LLC acts as operator for a majority of the Black Rock properties.

Black Rock Capital, LLC was an Arkansas limited liability company formed on October 28, 2005 and based in Little Rock, Arkansas. From inception through May 2010, Black Rock Capital, LLC had no operations.

In May 2010, Black Rock Capital, LLC entered into an agreement to purchase two separate oil and gas fields out of the bankruptcy estate of MSB Energy, Inc., which became effective as of June 1, 2010. Those fields are located in Zapata County and Duval County, Texas. In October 2010, Black Rock Capital, LLC entered into an agreement to purchase two separate oil and gas fields located in Zapata County, Texas, also out of the bankruptcy estate of MSB Energy, Inc., which became effective on October 1, 2010.

On March 22, 2011, Black Rock Capital, LLC entered into an agreement to be acquired by Red Mountain, a publicly traded shell company. For accounting purposes, Black Rock Capital, LLC was treated as the acquirer and the transaction was treated as a recapitalization. The agreement provided for Red Mountain to issue 27,000,000 shares of common stock in exchange for all of the then outstanding equity of Black Rock. On June 22, 2011, the transaction was completed and the reverse recapitalization with Red Mountain was completed. Red Mountain's $850,000 non-interest bearing Commercial Promissory Note issued by Black Rock Capital, LLC on May 24, 2011 and its $4,900,000 non-interest bearing Secured Commercial Promissory Note issued by Black Rock Capital, LLC on April 29, 2011 were extinguished upon completion of the transaction. As part of the transaction Black Rock Capital, LLC assumed and acquired a loan of $2,681,201 from the First State Bank of Lonoke (“FSB”) which was re-executed in the name of Black Rock Capital, LLC. FSB also had the following requirements: (i) Alan Barksdale, Black Rock Capital LLC's sole officer, director and shareholder, was required to be the only officer as President of Black Rock Capital, LLC and Chief Executive Officer of Red Mountain during the term of the loan; (ii) Black Rock Capital, LLC's 1,000 common shares (100%) were to be pledged as collateral for the loan by Red Mountain to FSB; (iii) Black Rock Capital, LLC's assets were to remain held in the name of Black Rock Capital, LLC during the term of the loan; (iv) Black Rock Capital, LLC was required to execute a new note to the FSB to acquire the loan to Bamco Gas, LLC, in receivership, in the amount of approximately $2,681,201, which is currently in technical default, and the FSB assigned the note to Black Rock Capital, LLC with any collateral pledges; and (v) the shareholders of Black Rock Capital, LLC were required to pledge two million common shares of Red Mountain to secure the loan and the acquisition of the note for Bamco Gas, LLC to the FSB.

In June 2011, Black Rock Capital, LLC filed Articles of Conversion with the Secretary of State for the State of Arkansas to convert Black Rock Capital, LLC into a corporation. The conversion became effective July 1, 2011 and accordingly Black Rock Capital, LLC was converted to Black Rock Capital, Inc. As a result of the conversion, all the membership interest holders of Black Rock Capital, LLC became shareholders of Black Rock. Black Rock and Red Mountain have adopted a fiscal year end of May 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Red Mountain have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s audited financial report filed as part of Form 8-K/A, as filed on October 24, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Liquidity

The Company expects to make significant capital expenditures in the foreseeable future relating to drilling existing proved and undeveloped reserves and the acquisition of other producing oil and gas properties. Management believes they will be successful in obtaining adequate sources of cash to fund its anticipated capital expenditures through the end of fiscal year 2012 and to follow through with plans for continued investments in oil and gas properties.

The Company's success, in part, depends on its ability to generate additional financing and on its ability to effectively manage growth and develop proven reserves. It is anticipated that these exploration activities together with others that may be entered into may impose financial requirements which may exceed the existing working capital of the Company. Management may raise additional equity and/or debt capital. However, if additional financing is not available, the Company may be compelled to reduce the scope of its business activities. The unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Principles of Consolidation

The consolidated financial statements include the accounts of Red Mountain and its wholly-owned subsidiaries, Black Rock and RMR Operating, LLC. All significant intercompany balances and transactions have been eliminated. The Company also has a 14.6% interest in Cross Border Resources Inc. (“Cross Border”), which has not been consolidated into its financial statements.

Use of Estimates

In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in impairment of oil and gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of investment in Cross Border and Bamco note receivable and (8) accrued liabilities. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable from joint interest owners consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, trade, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. No interest is charged on past-due balances. The Company provides for a reserve against receivables for estimated losses that may result from a customer's inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. As of August 31, 2011, there was no reserve established as all amounts were deemed collectible.

Investments

The Company carries its investments in equity securities at fair value, based on quoted market prices when available. Security transactions are recorded on a trade date basis. Realized gains and losses are determined by the specific identification method and are included in income. Unrealized gains and losses on securities available-for-sale are reported as a component of accumulated other comprehensive income.

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Equity securities are classified as "available-for-sale." At August 31, 2011, the Company had no trading securities or investments in debt securities that it plans to hold to maturity.

Oil and Gas Properties

Effective June 1, 2011, the Company follows the successful efforts method of accounting for its oil and gas producing activities. The change in accounting principle has been applied retroactively to prior periods. See Note 3 for further discussion. Costs to acquire mineral interests in oil and gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If management determines that the wells do not have proved reserves, the costs are charged to expense. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. No interest was capitalized during the periods presented.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income. A sale of a significant property is treated as discontinued operations.

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six mcf of gas to one bbl of oil. Depreciation and depletion expense for oil and gas producing property and related equipment was $280,407 and $160,150 for the three months ended August 31, 2011 and 2010, respectively.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. The Company recorded no unproved property impairment during the quarter ended August 31, 2011.

Capitalized costs related to proved oil and gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company will recognize an impairment charge in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. No impairment was determined necessary.

It is common for operators of oil and gas properties to request that joint interest owners pay for large expenditures, typically for drilling new wells, in advance of the work commencing. This right to call for cash advances is typically found in the operating agreement that joint interest owners in a property adopt. The Company records these advance payments in prepaid and other current assets in its property account and release this account when the actual expenditure is later billed to it by the operator.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Estimates of Proved Oil and Gas Reserves

Estimates of our proved reserves are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

•           the quality and quantity of available data;

•           the interpretation of that data;

•           the accuracy of various mandated economic assumptions; and

•           the judgment of the persons preparing the estimate.

The Company’s proved reserve information was predominately based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

In accordance with SEC requirements, beginning December 31, 2009, the Company based the estimated discounted future net cash flows from proved reserves on the unweighted arithmetic average of the prior 12-month commodity prices as of the first day of each of the months constituting the period and costs on the date of the estimate. In prior years, such estimates had been based on year end prices and costs. Future prices and costs may be materially higher or lower than these prices and costs which would impact the estimated value of our reserves.

 The estimates of proved reserves materially impact depreciation and depletion expense. If the estimates of proved reserves decline, the rate at which we record depreciation and depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

Revenue Recognition

Revenues are recognized when hydrocarbons have been delivered, the customer has taken title and payment is reasonably assured.

Income Taxes

Income tax expense was as follows:
	Three Months Ended	Three Months Ended
	August 31, 2010	August 31, 2011
Income tax expense	-	-
Effective tax rate	0.00%	0.00%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the three months ended August 31, 2010,  our overall effective tax rate differed from the statutory rate of 35% because we operated as a partnership not subject to  income tax during that period.

For the three months ended August 31, 2011, our overall effective tax rate differed from the statutory rate of 35% because of our change in tax status and valuation allowances offsetting deferred tax assets.

The Company changed it's tax status from a partnership to a corporation effective June 1, 2011.  This conversion required the Company to recognize income tax expense and deferred tax liabilities of $522,593 on the date of the change. The Company recorded an offsetting income tax benefit of $1,668,645 based on deferred tax assets generated during the three months ended August 31, 2011. The net deferred tax asset was fully reserved resulting in no net income tax expense for the period.

Pro forma income tax expense represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The following table presents the computation of the pro forma income tax expense:

Three Months Ended
August 31, 2010
Income before Income Taxes	569,169
Effective pro forma income tax rate	34%
Pro forma Income Tax Expense (Benefit)	193,517

Asset Retirement Obligations

The Company provides for future asset retirement obligations on its resource properties and facilities based on estimates established by current legislation and industry practices. The asset retirement obligation is initially measured at fair value and capitalized to oil and gas properties as an asset retirement cost that is depleted over the units of production. The obligation is accreted through accretion expense until it is settled. The fair value of the obligation is estimated by discounting expected future cash outflows to settle the asset retirement obligations using a credit-adjusted risk-free interest rate. The Company recognizes revisions to either the timing or the amount of the original estimate of undiscounted cash outflows as increases or decreases to the asset retirement obligation.

The significant assumptions used to develop the expected liability during the period are as follows:

Average gross cost to remediate individual well sites	$75,000 - 100,000
Average gross salvage value expected from individual well sites remediated	$15,000 - 25,000
Expected inflation rate for oil field service costs	4.50%
Credit adjusted risk-free interest rate	7.25%

Actual retirement costs will be recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the settlement period. Three new well obligations were recognized in the first quarter.  A change in estimate resulted from a change in well lives for the Madera oil wells.

Balance at June 1, 2011	$239,536
Liabilities incurred	53,577
Change in estimate	(35,807)
Liabilities settled
Accretion expense	4,342
Balance at August 31, 2011	261,648

Comprehensive Income (Loss)

Comprehensive income (loss) includes changes in stockholders’ equity during the periods that do not result from transactions with stockholders. Our total comprehensive income (loss) for the periods is as follows:

	Three Months Ended August 31,
	2011	2010
Net income (loss)	$(3,177,877)	$569,169
Unrealized loss on investment in Cross Border investment	(1,552,123)	-
Total comprehensive income (loss)	$(4,730,000)	$569,169

Concentrations

Upon acquisition of its oil and gas field interests, the Company also became party to joint operating agreements ("JOA's") that define the rights and responsibilities between the third party operators and passive interest holders. Under the JOA's, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain well production, commence and complete drilling operations and also to maintain undeveloped acreage. The Company is thus dependent upon the third party operator to remit payment for its share of the proceeds from the sale of hydrocarbons produced, and to adequately maintain and develop the individual fields. As of August 31, 2011, one operator, ConocoPhillips, Inc., controlled approximately 86% of the Company's revenues and approximately 77% of direct operating expenses.

Concentrations of Market Risk

The future results of the Company's oil and natural gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

The Company operates in the exploration, development and production sector of the oil and gas industry. The Company's receivables include amounts due from purchasers of its oil and natural gas production and amounts due from joint venture partners for their respective portions of operating expenses and exploration and development costs. While certain of these customers and joint venture partners are affected by periodic downturns in the economy in general or in their specific segment of the oil or natural gas industry, the Company believes that its level of credit-related losses due to such economic fluctuations has been and will continue to be immaterial to the Company's results of operations over the long-term. Trade receivables are generally not collateralized.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ("exit price"). To estimate fair value, the Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable.

The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1"), a middle priority to inputs based on other than quoted prices in active markets ("Level 2") and the lowest priority to unobservable inputs ("Level 3"). In instances in which multiple levels of inputs are used to measure fair value, hierarchy classification is based on the lowest level input that is significant to the fair value measurement in its entirety.  The three levels of the fair value hierarchy are as follows:

Level 1 — Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

The following table presents recurring financial assets and liabilities which are carried at fair value as of August 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Investment in Cross Border Resources, Inc. common shares and warrants	4,763,915	3,061,109	-	1,702,806
Warrant liability	519,942	-	-	519,942

The reconciliation of the fair value for our Level 3 assets and liabilities including net purchases and sales and changes in unrealized gains, is set out below:

	Cross Border Warrants	Warrant Liability
Balance, May 31, 2011	$1,217,613	$-
Award of Warrants	-	(615,401)
Unrealized gain recorded in other comprehensive income	485,193	-
Unrealized gain recorded in earnings	-	95,458
Balance, August 31, 2011	$1,702,806	$(519,943)

During the quarter, management revised the industry comparable companies used to determine the historical volatility.  The new companies represent small publicly traded domestic exploration and production companies.  Management believes these companies provide a better estimation of Cross Border’s volatility.

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, receivables, payables, and  notes payable and lines of credit. The carrying amounts of cash and cash equivalents, receivables, payables and short-term debt approximate fair value due to the highly liquid or short-term nature of these instruments.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued an update to the Oil and Gas Topic, which aligns the oil and natural gas reserve estimation and disclosure requirements with the requirements in the SEC's final rule, Modernization of the Oil and Gas Reporting Requirements (the "Final Rule"). The Final Rule was issued on December 31, 2008. The Final Rule is intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves, which should help investors evaluate the relative value of oil and natural gas companies.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements. This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques. ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted ASU 2010-06 upon issuance and such adoption did not have a material impact on the Company's financial statements.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this standard will not materially expand the consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued an accounting standard update 2010-29 that addresses the disclosure of supplementary pro forma information for business combinations. This update clarifies that when public entities are required to disclose pro forma information for business combinations that occurred in the current reporting period, the pro forma information should be presented as if the business combination occurred as of the beginning of the previous fiscal year when comparative financial statements are presented. This update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company’s adoption of this standard did not have a material effect on its results of operation or its financial position.

NOTE 3. CHANGE IN ACCOUNTING POLICY

The Company has elected to adopt the “Successful Efforts Method of Accounting” for accounting of its oil and gas activities, effective June 1, 2011.   The change from the Full Cost Method to Successful Efforts Method is a change in accounting principle.  This change in accounting principle is deemed to be material in reporting our Financial Statements and therefore the change must be retrospectively adjusted for the cumulative effective for the prior year.    The Company believes the Successful Efforts Method of Accounting provides more transparency in presenting the Company’s successes or failures and will more fairly reflect the true cost of its properties and the reserves directly associated with those properties.  Further, the Successful Efforts Method of Accounting is the preferred method of accounting for oil and gas properties. Under this method, property acquisition costs, whether the property is proved or unproved, are capitalized as incurred.  For other costs incurred under this method, a direct relationship between costs incurred and specific reserves discovered is required before costs are permitted to be capitalized.  Costs that cannot be directly related to the discovery of specific oil and gas reserves are expensed immediately as incurred.

The change resulted in a decrease in depletion expense and accumulated depletion of $260,619 and $109,254 for the quarters ending August 31, 2011 and 2010, respectively.  There was no change in gross oil and gas properties between the two methods, because Black Rock had incurred no geological costs, dry holes or impairment.   The change increased income from operations by $216,285 as reported on the Statement of Operations and increased retained earnings by $216,285 as reported on the Balance Sheet and Statement of Changes in Stockholders’ Equity.   The change did not impact cash flows from operations, investing or financing activities.

A comparison of the Company’s net income, earnings per share, oil and gas properties and accumulated deficit under the Successful Efforts Method of Accounting and the full cost method as disclosed herein, as follows:

Income Statement	As computed	As computed	Effect
Three Months Ended August 31, 2011	Under	Under	of
	Full Cost	Successful Efforts	Change

Revenue:
Oil and Gas Sales	$1,124,871	$1,124,871	$-

Operating Expenses:
Exploration Expense	3,750	3,750	-
Production Taxes	53,409	53,409	-
Lease Operating Expenses	79,540	79,540	-
Gas Transportation and Marketing expenses	52,935	52,935	-
Depreciation, Depletion and Amortization	500,271	283,985	(216,286)
Acretion Expense	4,342	4,342	-
General and administrative expense	639,960	639,960	-
Total Operating Expense	1,334,207	1,117,921	(216,286)

Income (loss) from operations	(209,336)	6,950	216,286

Total Other Expense	(3,184,827)	(3,184,827)	-

Loss from Operations before income tax expense	(3,394,163)	(3,177,877)	216,286

Income Tax Provision	-	-	-

Net Loss	(3,394,163)	(3,177,877)	216,286

Basis and Diluted earnings per share	$(0.06)	$(0.06)	-
Basic and Diluted Weighted Average Common Shares Outstanding	56,882,671	56,882,671	-

Income Statement	As computed	As computed	Effect
Three Months Ended August 31, 2010	Under	Under	of
	Full Cost	Successful Efforts	Change

Revenue:
Oil and Gas Sales	$921,675	$921,675	$-

Operating Expenses:
Exploration Expense			-
Production Taxes	60,373	60,373	-
Lease Operating Expenses	32,513	32,513	-
Gas Transportation and Marketing expenses	54,075	54,075	-
Depreciation, Depletion and Amortization	269,404	160,150	(109,254)
General and administrative expense			-
Total Operating Expense	416,365	307,111	(109,254)

Income from operations	505,310	614,564	109,254

Total Other Expense	(45,395)	(45,395)	-

Income from operations before income tax expense	459,915	569,169	109,254

Income Tax Provision	-	-	-

Net Income	459,915	569,169	109,254

Basis and Diluted earnings per share	$0.02	$0.02	0.00
Basic and Diluted Weighted Average Common Shares Outstanding	27,000,000	27,000,000	-

Balance Sheet	As computed	As computed	Effect
August 31, 2011	Under	Under	of
	Full Cost	Successful Efforts	Change

Total Current Assets	1,578,678	1,578,678	-
Total Long Term Investments	4,763,915	4,763,915	-
Oil and Gas Properties	14,654,493	14,654,493	-
Other Property, Plant & Equipment	211,008	211,008	-
Less Accumulated Depreciation and Depletion	1,473,596	(997,062)	476,534
Other Assets	50,479	50,479	-
Total Assets	19,784,977	20,261,511	476,534

Total Current Liabilities	9,066,873	9,066,873	-
Total Non Current Liabilities	261,648	261,648	-

Common Stock	707	707	-
Additional Paid In Capital	11,369,702	11,369,702	-
Retained Earnings (Accumulated Deficit)	(2,200,438)	(1,723,904)	476,534
Accumulated Comprehensive Income	1,286,485	1,286,485	-
Total Stockholder's Equity	10,456,456	10,932,990	476,534
Total Liabilities and Stockholder's Equity	19,784,977	20,261,511	476,534

Balance Sheet	As computed	As computed	Effect
May 31, 2011	Under	Under	of
	Full Cost	Successful Efforts	Change

Total Current Assets	662,051	662,051	-
Total Long Term Investments	6,067,959	6,067,959	-

Oil and Gas Properties			-
Proved oil and gas properties	9,532,190	9,292,797	(239,393)
Unproved Property	-	239,393	239,393
Less Accumulated Depreciation and Depletion	(977,274)	(716,655)	260,619
Oil and Gas Properties, net	8,554,916	8,815,535	260,619
Other Assets	10,805	10,805	-
Total Assets	15,295,731	15,556,350	260,619

Total Current Liabilities	9,020,368	9,020,368	-
Total Non Current Liabilities	2,243,130	2,243,130	-
Stockholder's Equity	4,032,233	4,292,852	260,619
Total Liabilities and Stockholder's Equity	15,295,731	15,556,350	260,619

NOTE 4. OIL AND GAS PROPERTIES

Villareal - Zapata County, Texas

This field consists of approximately 1,099.78 gross acres (154.01 acres net to the working interest). The purchase price of this property was approximately $3,100,000, and included a prepaid drilling credit from the well operator of approximately $680,000. At acquisition, there were eight producing wells on this property. Black Rock acquired the approximate 13.942% working interest and 10.46% net revenue interest in seven of the producing wells and remaining leasehold. Black Rock also acquired approximately a 15.65% working interest and 11.74% net revenue interest in one producing well. During the period ended August 31, 2011 Black Rock elected to participate in all of the drilling operations commenced by the operator of the property, ConocoPhillips. Those drilling operations included capital expenditures on two wells plus drilling three new wells. Total development costs incurred by Black Rock during the period ended August 31 2011, which includes usage of the prepaid drilling costs acquired for these wells, was approximately $368,012.

Frost Bank - Duval County, Texas

This field consists of approximately 998.3 gross acres (319 acres net to the working interest). The purchase price of this property was approximately $200,000. At acquisition, there were five producing wells. Black Rock acquired an approximate 31.968% working and 23.976% net revenue interest in the well production. No drilling activity occurred during the period ended August 31, 2011.

Resendez and LaDuquesa - Zapata County, Texas

These fields consist of approximately 2,496 gross acres (914 acres net to the working interests). The purchase price of this property was approximately $36,000. At acquisition, there were two producing and two shut in wells. Black Rock acquired an approximate 23.125% and 50.007% working interest in Resendez and LaDuquesa, respectively, and 17.34% and 37.56% net revenue interest in the well production for Resendez and LaDuquesa, respectively. No drilling activity occurred during the period ended August 31, 2011.

Madera Prospect - Lea County, New Mexico

These fields consist of approximately 1,926 gross acres (1,153 net to the working interests). The purchase price of this property was approximately $4,774,000, including approximately $27,000 in acquisition related costs. At acquisition, the two leases comprised two producing wells and one shut in well. Black Rock acquired a 100% working interest and a 75% net revenue interest in one producing well, a 56.05% working interest and a 42.04% net revenue interest in the second producing well and a 41.38% working interest and a 31.04% net revenue interest in the shut in well. On April 29, 2011, Black Rock issued a promissory note to Red Mountain in return for borrowing approximately $4,900,000 to close this lease acquisition.  The promissory note was cancelled upon closing of the reverse merger.

The Company agreed to drill one test well to at least 9,000 feet by November 1, 2012 or incur $15,000 per month penalty until completed.

Pawnee Prospect – Lea County, New Mexico

On July 8, 2011, Black Rock entered into a Purchase and Area of Mutual Interest Agreement (“PAMI”), effective as of July 1, 2011, that governed the relationship between Black Rock and certain other parties with respect to oil and gas leases in the Permian Basin (the “Pawnee Prospect”) covering approximately 1,255 gross acres (1,029 net acres) in which  Black Rock acquired an 82% ownership interest. Pursuant to the PAMI on July 25, 2011, Black Rock acquired the remaining 18% ownership interest in the land from such other parties. The total acquisition cost of the combined 1,255 gross/net acres was $439,222 or $350 per acre.  Pursuant to the PAMI, on July 27, 2011, Black Rock acquired an 87.5% working interest with a 66.94% net revenue interest in 320 gross acres (280 net acres) for $98,000 or $350 per acre.  Additionally pursuant to the PAMI, on July 27, 2011, Black Rock acquired a 100% working interest with a 76.5% net revenue interest in one lease covering 35 acres; a 100% working interest with a 75% net revenue interest in three leases covering 62.5 acres; and a 100% working interest with a 77.75% net revenue interest in four leases covering 92.92 acres.  The total acquisition cost of the combined 190.42 gross/net acres was $114,000 or $600 per acre. The total cost of the Pawnee Prospect was $703,916, which includes acquisition and closing costs.

Martin Prospect – Andrews County, Texas

On August 16, 2011, Black Rock acquired a 100% working interest with a 75% net revenue interest in the "Martin Lease" in exchange for 320,000 shares of Red Mountain's common stock. The fair value of assets acquired was $320,000. The Martin Lease is 320 gross/net acres located in Andrews County, Texas. The Martin Lease is held by production and is for all rights 5,000 feet and below the surface of the land. The target horizons associated with the Martin Lease are the Clearfork and Wichita Albany formations.

Shafter Lake Prospect – Andrews County, Texas

On August 16, 2011 Black Rock acquired a 100% working interest with a 75% net revenue interest in the “Shafter Lake Lease” for $250,000 and 250,000 shares of Red Mountain’s common stock.  The fair value of assets acquired was $500,000.  The Shafter Lake Lease is approximately 185 gross/net acres located in Andrews County, Texas.  The Shafter Lake Lease is held by production and is for all rights from surface to 4,250 feet below the surface of the land.  The target horizons associated with the Shafter Lake Lease are the Grayburg and San Andrus formations.

The Pawnee, Martin and Shafter Lake Prospects were unproved properties for the quarter ended August 31, 2011 and had no proved reserves associated with these prospects. In addition, there were two new wells drilled on the Pawnee Prospect, Big Brave #1 and Good Chief #1, but both wells were uncompleted for the quarter ended August 31, 2011. Uncompleted well costs amounted to $3,170,923. Total unproved property costs including well and leasehold costs amounted to $4,707,973 at the period ended August 31, 2011.

NOTE 5. INVESTMENT IN CROSS BORDER RESOURCES, INC.

On May 23, 2011, the Company entered into a securities purchase agreement with Cross Border, a publicly traded company, pursuant to which the Company purchased 2,136,164 units. Each unit included one share of the common stock of Cross Border and one warrant to acquire an additional share of common stock of Cross Border. The aggregate purchase price of the units was $3,204,261. The warrants have an exercise price of $2.25 per share. The warrants are exercisable for a five year term and become exercisable on the sixth month anniversary of the issuance date.

On August 16, 2011, the Company entered into a stock purchase and sale agreement pursuant to which the Company acquired 218,535 shares of common stock of Cross Border from a third party in exchange for the issuance of 273,169 shares of the Company's common stock.

The Company determined the investment should be presented as available-for-sale instruments. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income (loss) and reported in shareholders’ equity.

As of August 31, 2011, the fair value of the units of Cross Border decreased by approximately $1,533,292 to $4,763,915. The Company valued the warrants as of August 31, 2011 at $485,138 using the Black-Scholes valuation model. In determining this valuation, the Company used a volatility rate of 94%, a risk free interest rate of 0.96%, an estimated life of 4.75 years and a dividend rate of zero.

NOTE 6.  NOTE RECEIVABLE

As part of the reverse merger transaction, FSB required Black Rock to assume and acquire a loan of $2,681,201 from the FSB to Bamco Gas, LLC (the "Bamco Note"), which was re-executed in the name of Black Rock. FSB would not consent to the transaction with the Company unless the loan was assumed and acquired and therefore the Company determined to do so even though the closing of the transaction had not yet occurred. On June 29, 2011, Black Rock signed a new note to the FSB to acquire the loan from Bamco Gas, LLC, which is in receivership, in the amount of approximately $2,681,201. The Bamco note is currently in default and Alan Barksdale is the receiver. FSB assigned the Bamco note to Black Rock along with any collateral pledges, and the shareholders of Black Rock pledged two million common shares of Red Mountain to further secure the Black Rock loan and the acquisition of the note for Bamco Gas, LLC to the FSB. In the event the Company does not acquire the assets of Bamco Gas, LLC, the Company has the right to liquidate or teminate 2,000,000 of the 27,000,000 common shares that were transferred to the shareholders of Black Rock.

Due to the uncertainty about collection or realizing the value of the note receivable through an acquisition of Bamco, management has deemed it necessary to fully impair the value of the note. No interest income was recognized on the Bamco note.

NOTE 7.   STOCK ISSUANCE LIABILITY

Three promissory notes totaling $2,450,000 issued on May 24, 2011 contained provisions that required Black Rock to deliver to the note holders 600,000 shares of Red Mountain common stock as an inducement to the note holders to make the loans. The Company recorded a liability in the amount of $600,000 as the reverse merger had yet to be consummated. The Company has treated the amount as a debt discount, and is amortizing the amount over the life of the loans. During the quarter ended August 31, 2011, approximately $428,000 had been amortized as interest expense. The Company believes that $1.00 per share represents the fair value per share of the common stock of Red Mountain as of issuance. Upon consummation of the reverse merger, the liability was extinguished. In connection with private placement, the Company has agreed to issue various brokers common shares for services rendered associated with the offering. As of August 31, 2011, the Company has recorded $238,000 as a stock issuance liability for commissions earned but not paid with common shares.

NOTE 8. NOTES PAYABLE

Notes Payable

As of August 31, 2011, the Company had the following notes outstanding, which were not due to shareholders or related parties:

First State Bank of Lonoke, issued June 29, 2011, interest rate at 6.009% per annum, due June 29, 2014. Note is personally guaranteed by Alan Barksdale and related party to management.	$2,648,732

Robert Hersov, $50,000 Promissory Note issued February 15, 2011; interest rate at 10.0% per annum, due July 30, 2011. On September 28, 2011 the Company amended the maturity date to November 30, 2011.	50,000

Robert Hersov, $150,000 Promissory Note issued March 4, 2011; interest rate at 3.25% per annum, due the earlier of July 31, 2011 or the closing of the acquisition of the Company by Red Mountain Resources, Inc. On September 28, 2011 the Company amended the maturity date to November 30, 2011.	150,000

Total notes payable	$2,848,732

On June 15, 2010, FSB issued a $200,060 Secured Promissory Note to Black Rock which carried an interest rate at 6% per annum and was due June 15, 2011.  The note was secured by a first security lien against the Frost Bank property (see Note 3) and repaid on June 27, 2011.

During July 2011, the Company issued unsecured promissory notes in the principal amount of $850,000 to RMS Advisors, Inc. and TSS Investment, Inc., each an unaffiliated lender. The notes accrued interest at 10%. In July and August 2011, the Company repaid the amounts due under the notes held by RMS Advisors, Inc. and TSS Investment, Inc. and such notes were retired.

Notes Payable - Related Party

Upon closing of the reverse merger on June 22, 2011, Red Mountain extinguished its $850,000 non-interest bearing Commercial Promissory Note issued by Black Rock on May 24, 2011 and its $4,900,000 non-interest bearing Secured Commercial Promissory Note issued by Black Rock on April 29, 2011.

Notes Payable to Shareholders

As of August 31, 2011, the Company had the following notes outstanding to shareholders:

Fiordaliso Limited, $62,500 Promissory Note issued February 15, 2011; interest rate at 10.0% per annum, due June 30, 2011. On September 28, 2011, the Company issued a replacement note which has a maturity date of November 30, 2011 and carries a similar interest rate to the original note.	$62,500

Capital Growth Investment Trust, $100,000 Promissory Note issued February 15, 2011; interest rate at 10.0% per annum, due June 30, 2011. On September 28, 2011, the Company issued a replacement note which has a maturity date of November 30, 2011 and carries a similar interest rate to the original note.	100,000

William F. Miller III, $250,000 Promissory Note issued May 24, 2011; interest rate at 10% per annum, due the earlier of September 30, 2011 or after the closing of the reverse merger between and an additional equity raise of $2,500,000. In addition, the holder received 50,000 shares of Red Mountain common stock. On August 12, 2011, the Company repaid $50,000 of the Promissory Note. On September 28, 2011, the Company issued a replacement note which has a maturity date of November 30, 2011 and carries a similar interest rate to the original note	200,000

Michael J. Garnick, $700,000 Promissory Note issued May 24, 2011; interest rate at 10% per annum, due the earlier of September 30, 2011 or after the closing of the reverse merger and an additional equity raise of $2,500,000.  In addition, the holder received 175,000 shares of Red Mountain Resources common stock.  On July 26, 2011, the Company repaid $200,000 of the Promissory Note.  On August 12, 2011, the Company repaid $300,000 of the Promissory Note. On September 28, 2011, the Company issued a replacement note which has a maturity date of November 30, 2011 and carries a similar interest rate to the original note
200,000

Bel-Cal Properties, $1,500,000 Promissory Note issued May 24, 2011; interest rate at 10% per annum, due the earlier of September 30, 2011 or after the closing of the reverse merger and an additional equity raise of $2,500,000.  In addition, the holder received 375,000 shares of Red Mountain Resources common stock.  On July 26, 2011, the Company repaid $200,000 of the Promissory Note.  On August 12, 2011, the Company repaid $550,000 of the Promissory Note.  On September 28, 2011, the Company issued a replacement note which has a maturity date of November 30, 2011 and carries a similar interest rate to the original note
750,000

$1,312,500
Less: unamortized discount	(129,236)
Less: note payable issuance costs	(24,500)
Total notes payable	$1,158,764

NOTE 9. LINE OF CREDIT

In June 2010, Black Rock entered into a three year line of credit (“LOC”) with FSB. The LOC has a maximum draw amount of approximately $3,475,000, and is secured by a first security lien against the Villarreal, Frost Bank, Resendez and La Duquesa properties (“Black Rock Collateral”) (see Note 3), Cross Border shares (see Note 4) and additional property owned by a related party and guarantor. The LOC bears interest at the bank's reference rate plus 275 basis points, which as of August 31, 2011 was 6.039% in total. The LOC is payable on demand, however if no demand is made, principal payments of $1 million and $1.1 million are required after the first and second years, respectively, and the loan is due in full at maturity. In addition to a security interest in the Black Rock Collateral, Alan Barksdale and the managing member of a shareholder of the Company have personally guaranteed the LOC. In addition, the managing member of a shareholder of the Company has also provided a mortgage in favor of FSB on certain property owned by the managing member of a shareholder of the Company as additional collateral.

In June 2010, Black Rock borrowed approximately $3,400,000 to fund the purchase price of the Villarreal property plus make its first capital call on the property. The Company borrowed an additional $351,000 in November 2010 to fund additional capital calls. As of August 31, 2011, the outstanding balance of the LOC was  $1,695,626 and the Company was in compliance with the covenants related to the loan.  As part of the LOC agreement with FSB, the Company entered into a lock box arrangement to further secure the credit facility for the bank, in the event the Company failed to timely meet its repayment obligations.  Under accounting standards, borrowings outstanding under a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement shall be considered short-term obligations.

NOTE 10. EARNINGS PER SHARE

Basic income or loss per common share is net income or loss available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted income or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money common stock options and warrants, and convertible debentures and preferred stock.

We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued and common stock warrants. The total number of potentially dilutive securities at August 31, 2011 was 3,557,896. There were no potentially dilutive securities outstanding at August 31, 2010. We did not include the potentially dilutive securities in our calculation of diluted loss per share during the current period becase to include them would be anti-dilutive due to our net loss during this period.

The following table summarizes the types of potentially dilutive securities outstanding as of August 31, 2011 and 2010:

	8/31/2011	8/31/2010
Broker Warrants	592,500	-
Warrant Liability	2,727,273	-
Unissued Common Stock	238,123	-
Total Potentially Dilutive Securities	3,557,896	-

NOTE 11. STOCKHOLDERS’ EQUITY

Beginning in March 2011, Red Mountain commenced a private placement of its shares of common stock at an offering price of $1.00 per share. During the three months ended August 31, 2011, Red Mountain had sold 5,985,000 shares of its common stock raising gross proceeds of $5,985,000.  During the period March 15, 2011 through October 20, 2011, Red Mountain has sold an aggregate of 12,055,000 shares of its common stock raising gross proceeds of $12,055,000.

Offering expenses during the quarter ending August 31, 2011 totaled $1,548,097 including $619,539 cash payments for offering costs and broker commissions.  The remaining balance of $313,158 represents the fair value of 592,500 warrants issued as broker commissions.  Each warrant (i) is exercisable for one share of Company’s common stock, (ii) has an exercise price of $1.20 per share of Company’s common stock, and (iii) will expire on April 30, 2014.  Management determined the fair value of the warrants using a Black-Scholes option model with a volatility based on the historical closing of industry peers and Company market price of $1.00 per common share, based on cash transactions.

On July 20, 2011, the Company granted to one of the investors the right to purchase an additional $3,000,000 of shares of the Company’s common stock.  The investor may exercise its rights to purchase the additional shares at any time until December 31, 2011.  If exercised, the shares would be sold to the investor at a price equal to the lesser of (i) $1.10 per share or (ii) the average closing price of the Company’s common stock during the period from five days prior to the investor exercising its right to purchase the shares and ending five days after such exercise.  The Company accounts for the warrants as a derivative liability since the final exercise price is contingent upon market prices.  Changes in fair value are recorded as unrealized gain on warrant liability in the statement of operations.  Management determined the fair value of the warrants using a probability weighted Black-Scholes option model with a volatility based on the historical closing of industry peers and Company market price of $1.00 per common share.

The Company entered into agreements with third parties which require the Company to pay fees in return for services related to the private placement of its securities. During September 2011, the third parties agreed to receive a portion of the fees due in shares of the Company’s common stock in lieu of cash. As of August 31, 2011, 238,123 shares of Red Mountain were due to third parties for such services. As of August 31, 2011, a stock issuance liability of $238,132 had been recorded to reflect stock required to be issued.

NOTE 12. RELATED PARTY TRANSACTIONS

Stone Street Operating Company, LLC ("Stone Street") is related to the Company by common ownership and management. Stone Street is the operator for the Frost Bank, Resendez and LaDuquesa properties.

At August 31, 2011, the amount due from Stone Street totaled $18,738.  On January 28, 2011, Black Rock funded a $25,000 one year certificate of deposit in order for Stone Street to secure an additional letter of credit for the benefit of the Railroad Commission of Texas in regards to obligations for the Resendez, La Duquesa and Frost Bank wells. Subsequent to funding, Black Rock assigned the certificate of deposit to Stone Street. The certificate of deposit is expected to be liquidated in the near future and the proceeds returned to Black Rock as the operating responsibilities of Stone Street in regards to the properties is in the process of being transferred to a wholly owned subsidiary of Red Mountain.  As of August 31, 2011, the Certificate of  Deposit plus accrued interest totaled $25,160.

For the period ended August 31, 2011, the following summarizes the transactions between Stone Street and the Company in regards to the operations of the properties:

Revenues
Oil and Gas Sales	$57,151
Operating Expenses
Production Taxes	3,271
Lease Operating Expenses	25,450
Gas Marketing and Transportation Expense	6,126
Total Operating Expenses	$34,847
Net Proceeds	$22,304

NOTE 13. COMMITMENTS AND CONTINGENCIES

Litigation

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, or breach of contract incidental to the operations of its business.  The Company is not currently involved in any litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

Environmental

The Company is subject to extensive environmental laws and regulations.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.  As of August 31, 2011, the Company is not aware of any material environmental remediation obligations.

Leases

As of August 31, 2011, we rent various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana and corporate housing in Richardson, Texas that total approximately 13,083 square feet at a cost of $16,800 per month for the remaining terms ranging from eleven to fifty six months.

NOTE 14. SUBSEQUENT EVENTS

On September 26, 2011, the Company entered into an employment agreement with Tommy W. Folsom pursuant to which Mr. Folsom will serve as the Company’s Executive Vice President and Director of Exploration and Production.  The agreement provides for Mr. Folsom to receive a base salary of $20,000 per month (or $240,000 per year) and expires on December 31, 2016. Mr. Folsom will receive an annual performance bonus of at least $250,000. The performance targets will be determined by no later than December 31, 2011.

On September 22, 2011, the Company granted to an additional investor the right to purchase an additional $3,000,000 of shares of the Company’s common stock. The investor may exercise its rights to purchase the additional shares at any time until December 31, 2011. If exercised, the shares would be sold to the investor at a price equal to the lesser of (i) $1.10 per share or (ii) the average closing price of the Company’s common stock during the period from five days prior to the investor exercising its right to purchase the shares and ending five days after such exercise.

On October 20, 2011, Paul N. Vassilakos and Richard Y. Roberts were appointed to the Company’s Board of Directors, to hold office until the next annual meeting of shareholders and until their respective successor is elected and qualified.

The Company also adopted a compensation program for non-employee directors pursuant to which it will: (i) pay each non-employee director an annual cash fee of $35,000 (payable quarterly within 30 days of the beginning of each quarter), plus $1,000 for attendance at each board meeting and $500 for attendance at each committee meeting; (ii) grant to each such director $50,000 worth of shares of the Company’s common stock (payable annually on May 31 of each year (or the next business day if May 31 is not a business day) and pro rated for partial service in any given year) at a price equal to the last sale price of the Company’s common stock on the date of issuance; (iii) pay to the Chairman of each of the Audit Committee and the Compensation Committee an additional cash fee of $10,000 and $5,000, respectively (payable quarterly within 30 days of the beginning of each quarter); and (iv) reimburse each non-employee director for their costs incurred in attending each board and committee meeting.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Interim Financial Statements and footnotes thereto contained in this report.

On March 22, 2011, Black Rock entered into an agreement to be acquired by Red Mountain, a publicly traded shell company. On June 22, 2011, the transaction was completed and the reverse recapitalization with Red Mountain was completed. For accounting purposes, Black Rock was treated as the acquirer and the transaction was treated as a recapitalization. Red Mountain is a holding company that operates through its wholly owned subsidiaries, including Black Rock and RMR Operating, LLC, whose unaudited consolidated financial statements are discussed below.

RED MOUNTAIN'S RESULTS OF OPERATIONS FOR THE PERIOD ENDED AUGUST 31, 2011
During the period ended August 31, 2011, the Company recognized revenues of $1,124,871 from its oil and gas producing properties. During the period ended August 31, 2011, the Company recorded oil and gas sales on 250,602 MCFE of which  97.7%  was gas at an average price of $4.49 per MCF.

The Company incurred operational expenses in connection with its oil and gas activities of $1,117,921 during period ended August 31, 2011.

Production taxes for the period were $53,409 and lease operating expenses were $79,540. During period ended August 31, 2011, the Company recorded depreciation, depletion and amortization expense of $283,985 in connection with the properties. Other operational expenses connected to the Company's oil and gas activities included gas transportation and marketing charges of $52,936 and general and administrative expenses of $639,960. The Company also incurred $3,750 in exploration expense.

As a result, during the period ended August 31, 2011, the Company realized operating income of $6,950.

During the period ended August 31, 2011, the Company realized a net loss of $3,177,877.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2011, the Company had a working capital deficit of $7,488,195.

During the period ended August 31, 2011, the Company received $1,003,293 from its operational activities. Net loss of $3,177,877 was adjusted of non-cash items of $283,895 in depletion expenses, a $4,342 non-cash interest expense related to asset retirement obligations, a loss non the Bamco notes receivable of $2,724,701, amortization of shareholders issuance costs of $427,907, and a reduction in warrant liability of $95,459.

During the period ended August 31, 2011, the Company used $4,534,534 to purchase leasehold and acquire and further develop oil and gas working interests and used $170,219 to purchase office and other equipment. The company also increased security deposits by $27,995 in its investing activities.

During the period ended August 31 2011 the Company financed it operations and investments by issuance of of common shares with net proceeds of $5,461,712, net additional pre-merger borrowing from related party of $100,000, repayment of notes payable with shareholders of $2,160,000, payment on Bamco related note of (32,469), decrease in borrowings with FSB of ($307,968) and a reverse merger adjustment of $132,314 and all of which accounted for the Company’s financing activities.

General and Business Overview

We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in New Mexico and Texas. The Company is presently active in the Permian Basin, which is one of the most attractive basins in the United States.  The Company was incorporated on January 19, 2010 in the state of Florida as Teaching Time, Inc. which intended to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. The Company changed the direction of its business plan and subsequently changed its name to Red Mountain Resources, Inc. to better reflect its current business plan.  The Company subsequently completed the reverse merger with Black Rock and changed management.

The Company’s new management implemented a business strategy consisting of the acquisition of undeveloped leases and long-lived proved reserves with significant exploitation and development opportunities and exploiting the inventory of drilling locations associated with the acquired properties. As a result of this strategy, the Company has increased its inventory of acreage and drilling locations, assets and production base through a combination of acquisitions and ongoing development drilling and percentage of operated properties.  The Company has also expanded its management team to accommodate this growth. Recently, management has focused on the acquisition of additional operated properties and further developing and exploiting the Company’s properties.

Recent Events

Permian Basin Acquisitions

Black Rock entered into a PAMI that governed the relationship between Black and certain other parties with respect to the Pawnee Prospect which is oil and gas leases in a defined area of Lea County, New Mexico.  Pursuant to the PAMI, Black Rock acquired oil and gas leases 1,765 gross acres (1,725 net) in Lea County, New Mexico, which we refer to as the Pawnee Prospect (see Note 3 to our Condensed Consolidated Financial Statements).  RMR Operating, LLC, a wholly owned subsidiary of the Company, operates the Pawnee Prospect.  The Company has drilled the Good Chief #1 and the Big Brave #1 wells on the Pawnee Prospect.  The Good Chief #1 has also been completed and is expected to be producing by November 1, 2011.  The Big Brave #1 is waiting completion and is expected to be producing by December 1, 2011.  The Company expects to announce the initial flow rates in mid-November for the Good Chief #1 and mid-December for the Big Brave #1.  The Company has permitted the Medicine Man #1 on the Pawnee Prospect and expects to commence drilling by December 31, 2011.

On August 16, 2011, Black Rock acquired the Martin Prospect and the Shafter Lake Prospect (See Note 3 to our Condensed Consolidated Financial Statements) leases totaling 505 gross/net acres in Andrews County, Texas.  These leases are held by production, and RMR Operating, LLC will operate both of these properties.

Private Placement.

As of October 20, 2011, we have sold an aggregate of 12,055,000 shares of common stock at $1.00 per share raising total gross proceeds of $12,055,000.

Results of Operations

The following table sets forth summary information regarding natural gas, oil and revenues, production, average product prices and average production costs and expenses for the three months ended August 31, 2011 and 2010, respectively. See a glossary of terms used below the table.

	Three months ended
	August 31,
	2011	2010
Revenues
Condensate	$13,260	$8,017
NGLs	$12,675	$11,233
Gas	$1,098,936	$902,425
Total oil and gas sales	$1,124,871	$921,675

Production
Condensate (Bbls)	147	130
NGLs (Gallons)	323	595
Gas (Mcfs)	249,842	199,044
Total (MCFe)	250,602	199,838
Total (MCFe/d)	2,726	2,172

Average Prices
Condensate	$90.21	$61.67
NGLs	$39.25	$18.87
Gas	$4.40	$4.53
Total average price (pe Mcfe)	$4.49	$4.61

Costs and expenses (per Mcfe)
Lease operating expense	$0.32	$0.16
Severance tax and marketing	$0.42	$0.57
Exploration expense	$0.01	$-
General & adminstrative expense	$2.55	$-
Depreciation, Depletion & acretion	$1.15	$0.80

(1) General and adminstrative expense includes professional and consulting fees related to acquisitions, including the Black Rock Capital, Inc. acquistion, of $.86 Mcfe for the three monthd ended August 31, 2011.

Glossary of terms used:
Bbl.  One stock tank barrel, of 42 U. S. gallons liquid volume, used herein to reference oil or condensate.
MBbl.  Thousand barrels of oil or condensate.
Mcf.  Thousand cubic feet of natural gas.
MMBtu.  Million British thermal units.
MMcf.  Million cubic feet of natural gas.
Boe.  Barrels of oil equivalent, converts at rate of six Mcf equals one Boe.
MBoe.  Thousand barrels of oil equivalent.
/d.  “Per day” when used with volumetric units or dollars.

Oil and gas production:  Oil and gas production increased 25.4% to 250,220 Mcfe for the three months ended August 31, 2011 from 199,838 Mcfe for the three months ended August 31, 2010.  Production for the 2011 period was 99.7% gas to 0.3% condensate and liquids versus 99.6% gas to 0.4% condensate and liquids for the 2010 period.  Our average daily production on a Mcfe basis increased 25.4% to 2,746 Mcfe per day compared to 2,172 Mcfe per day for the 2010 period.  The increase in production was primarily due to drilling the Villarreal #7, #11, #14 and #15 wells in Zapata County, Texas and production from the Madera #19-1 on the Madera Prospect (see Note 3 to our Condensed Consolidated Financial Statements), an acquisition in Lea County New Mexico occurring the first quarter of fiscal year 2012. The Villarreal properties accounted for 31,679 Mcfe and the Madera property 21,191 Mcfe of the increase respectively, for the first quarter of 2012 with a slight decline in production form the Frost Properties of 2,044 Mcfe per day.  We expect our oil and gas production to increase on the Villarreal properties because the new wells on Villarreal #14 and #15 only produced for one quarter in 2011, the Villarreal #7 is being reworked and is projected to be back on line in the second quarter of fiscal year 2012 and the Villareal #13R is currently being drilled.  Additionally, we expect full production from the Madera #19-1 for fiscal year 2012; to bring the Madera #24-1 on line in November 2011; to drill and complete the Madera #24-2H by December 2011 and have it on line in the third quarter of fiscal year 2012.  Finally, the Company successfully drilled two new oil wells on the Pawnee prospect, Good Chief #1 and Big Brave #1. The Good Chief #1 is projected to be on line in November 2011, and the Big Brave #1 is projected for completion and production coming on line in December 2011. We expect to see the ratio of gas to condensate, oil and liquids to decline resulting in a more favorable gas to oil ratio in fiscal year 2012 due to the successful implementation of the Company’s development plan on the Pawnee Prospect and Madera Prospect.

Oil and gas sales:  Oil and gas sales increased $203,196 or 22%, for the three months ended August 31, 2011 to $1,124,871 from $921,675 for the three months ended August 31, 2010.  The increase in oil and gas sales principally resulted from the increased production as described above.  The average price for gas production declined 12 cents per Mcf.  Our average price per gas decreased due to market trends in the price for natural gas. The increase in sales was primarily due to the increase in volumes as cited above.

Lease operating expense:  Our lease operating expenses increased $47,027 or 144.6% for the three months ended August 31, 2011 to $79,540 ($.32 per Mcfe) from $32,513 ($.16 per Mcfe) for the three months ended August 31, 2010.  Higher lease operating expenses were primarily due to bringing new wells into production for the Villarreal Property (see Note 3 to our Condensed Consolidated Financial Statements), workover expense on the Villareal #7  and the addition of the Madera wells.    We expect to see higher lease operating expenses in the second quarter of 2012 due to the addition of the Pawnee and Madera wells as discussed above.

Severance taxes, marketing and transportation expense:  Our severance taxes decreased $6,964 or 11.5%, for the three months ended August 31, 2011, to $53,409 from $60.373 for the three months ended August 31, 2010.  All of the decrease is due to revised taxes calculated and paid by Conoco Phillips, operator of the Villarreal properties, for the 4th quarter of 2011 passed through during the 1st quarter of 2012.  Marketing and gas transportation expenses declined $1,140 or 2.1%, for the three months ended August 31, 2011 to $52,935 from $54,076 for the three months ended August 31, 2010.  The decrease was due to a decrease in other deductions from oil and gas revenues paid by Conoco Phillips on the Villarreal properties for 1st quarter of 2012.

Exploration expense: The Company incurred $3,750 or $.01 per Mcfe on investigation of new unproved properties for the 1st quarter of 2012 for which no rights were acquired.  Prior to the reverse merger such exploration and evaluation costs were incurred on Red Mountain, the acquired entity, or StoneStreet Operating Company, LLC, a related party entity.  Black Rock was the acquiring entity and had no such costs reported on its financial statements.  The comparative 2011 financial statements only reported the results of operations for Black Rock.

Depletion, depreciation and accretion:  Our depletion, depreciation and accretion increased $123,835, or 77.3%, to $283,985 for the three month period ended August 31, 2011 from $160,150 for the three months ended August 31, 2010 due to increased production in the 2012 period. The Company also opened an office in Dallas and purchased office furniture, fixtures and equipment in the first quarter with depreciation of $3,578 on other Property, Plant & Equipment accounting for part of the increase and depletion on oil and gas properties accounting for $120,057.

General and administrative expense:  The Company incurred $639,690 for general and administrative expenses for the three months ended August 31, 2011.  Prior to the reverse merger, such general and administrative expenses were incurred by Red Mountain, the acquired entity, or StoneStreet Group, a related party and the parent of StoneStreet Operating Company, LLC.   For the three months ended August 31, 2011, Black Rock was the acquiring entity and had no such costs reported on its financial statements.  The comparative 2011 financial statements only report the results of operations for Black Rock.  Also, included in general and administrative expense in the 2011 period are professional fees of $214,392 related to potential acquisitions, including the acquisition of Black Rock.  These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010.  The Company also opened an office in Dallas, Texas and incurred new office expenses, hired employees and incurred payroll and payroll taxes not previously incurred and incurred additional legal, consulting and audit fees related to the reverse merger and financing activities. We expect overall general and administrative costs to increase in the aggregate of 2012, but to continue to decline on a Mcfe basis due to the ongoing expansion activities of the Company.

Interest expense:  Our interest expense, net of interest income, increased or 1,124 % to $555,660for the three months ended August 31, 2011 from $45,395 for the three months ended August 31, 2010.  This increase was due to additional notes payable issued in the first quarter of 2012 amounting to an increase in expense of $86,624 and an increase of $427,907 for the amortization of short term debt issuance costs for the issuance of common shares with promissory notes.  The increase in interest expense was due to accrued interest expense of $62,982 on notes payable to shareholders and $64,771 on interest to FSF on notes payable and  the revolving line of credit with FSB.

Loss from continuing operations:  We had a net operating loss from continuing operations of $3,177,877 for the 2012 period versus a net operating profit for continuing operations of $569,169 for the 2011 period.  This was primarily due to an increase in general and administrative expenses of $639,690 incurred in the first quarter of 2012 resulting from opening the Dallas Office and other activities discussed above and an increase in interest expense of $510,265 related to additional financing activities as discussed above.  However, the loss on the write-off of the Bamco Note Receivable for $2,724,701 was the primary cause for loss from continuing operations.

Net Loss attributable to Common Shareholders: Net loss attributable of common shareholders was $3,177,877in the 2012 period versus a net operating profit of $569,169 in the 2011 period.  Our net loss per common share basic and diluted was $0.06 per share, for the three months ended August 31, 2011.  Because the acquiring entity was a limited liability company, there were no publically traded shares of common stock pre-merger for the 2011 period.   Our weighted average shares were computed at 56,882,671 shares outstanding for the first quarter post-merger.

Liquidity and Capital Resources

We generally will rely on cash generated from operations, borrowings under our line of credit and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our line of credit, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our line of credit will be available, or acceptable on our terms, or at all, in the foreseeable future.

Our cash flow from operations is driven by commodity prices, production volumes and the effect of commodity derivatives. Prices for oil and gas are affected by national and international economic and political environments, national and global supply and demand for hydrocarbons, seasonal influences of weather and other factors beyond our control. Our working capital is significantly influenced by changes in commodity prices, and significant declines in prices will cause a decrease in our production volumes and exploration and development expenditures. Cash flows from operations and proceeds of our financing activities are the primary sources of funds used to fund acquisition and exploration and development of our oil and gas properties.

We intend to fund 2011 capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows, the proceeds of financing activities and, as necessary, borrowings under our line of credit and exercises of outstanding common stock options and warrants. As of August 31, 2011, we had approximately $391,494 of cash on hand and $1.78 million available to borrow under our line of credit, for total liquidity of approximately $2.17 million on that date. From September 1, 2011 through October 20, 2011, we realized additional proceeds from issuance of common stock totaling approximately $5.85 million.

There are several factors that will affect our liquidity for the remainder of 2011. We anticipate having increased operating cash flows as a result of the successful results of our ongoing development program and potential acquisitions, offset by increased interest expense due to higher debt levels. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from increased development and subsequent acquisition activity of the Company.  We expect the additional operating cash flows, additional liquidity under the line of credit, and cash provided by the issuance of equity securities in 2011 to provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements until the end of the third quarter of the 2012 fiscal year.

The following table summarizes our sources and uses of cash for the periods noted:

	Three Months Ended August 31,
	(In thousands)
	2011	2010
Cash flows provided by operating activities	$1,003	$172
Cash flows used in investing activities	(4,776)	-
Cash flows provided by (used in) financing activities	4,044	(172)

Net increase (decrease) in cash and cash equivalents	$271	-

Operating Activities
In comparing the three month periods ended August 31, 2010 and 2011, our cash flows from operations increased by approximately $1,003,293 due to a comprehensive loss from the decline in common share price in Cross Border investment of $(95,459) and an increase accrued expenses for the period of $771,533, an increase in account payable of $708,694,a decrease in accounts payable with related party of  ($3,079), an increase in prepaids and other of ($310,808), an increase in restricted cash of ($100,000) cash for CDs securing Well Bonds filed with federal and state agencies with the states of New Mexico and Texas  and an increase of (230,576) in accounts  receivable trade, related party receivables and other accounts receivables.

Investing Activities
Our cash flows used in investing activities for the three months ended August 31, 2011 were $4,534,534, which represented purchases of leaseholds of  approximately $1.5 million and approximately $3 million for purchases of lease and well equipment.  Also, the Company realized an increase of notes receivable relating to the assumption of a promissory note on Bamco Gas, LLC with FSB of $2,724701.  The Company also purchased office equipment and furniture and fixtures for opening a new office in Dallas, Texas including security deposits amounting to $198,214.

Financing Activities
We had repayment to the revolving line of credit with FSB, Arkansas of $(307,968) for the current period versus no line of credit existing for the period ended August 31, 2010.  The Company issued approximately six million shares of its common stock valued at $1 per share in a private placement which net of  issuance costs amounted to $5461,712.  Our issuance of notes payable  with shareholders increased by $850,000 with repayments to notes payable with shareholders increased by ($2,160,000) for the current period. The Company also realized pre-merger net borrowings from related party of $100,000. The Company issued during the quarter a related party note payable with Bamco for $2,681,201 with a related payment on note for ($32,469).

Contractual Commitments
Our contractual commitments consist of notes payable, accrued interest on notes payable, a line of credit, accrued interest on the line of credit, operating lease obligations, asset retirement obligations, drilling contract commitments and employment agreements with executive officers.

Our notes payable consists of 8 separate notes. Interest on the notes payable is fixed and varies from 3.25% to 10.0%.

As of August 31, 2011, we rent various office spaces in Dallas, Texas, Midland, Texas, and Lafayette, Louisiana and corporate housing in Richardson, Texas that total approximately 13,083 square feet at a cost of $16,800 per month for the remaining terms ranging from eleven to fifty six months.

The following table summarizes our contractual commitments as of August 31, 2011:

Contractual Obligations	Total		2011	2012 - 2013	2014 -2015	After 2015
Line of Credit (1.)	$1,695,626		$-	$1,695,626	$-	$-
Interest on line of credit (2.)	$81,263		$27,088	$54,175	$-	$-
Operating lease obligations (3.)	$723,532		$58,046	$341,954	$236,420	$87,112
Asset retirement obligations (4.)	$243,878		$-	$-	$-	$243,878
Employment agreements with executive officers	$131,408		$131,408	$-	$-	$-
Drilling contract commitment (5.)	$5,459,101		$4,153,011	$1,306,090	$-	$-
Total	$8,334,808	#	$4,369,553	$3,397,845	$236,420	$330,990

(1.) See Note 7 to our condensed consolidated financial statements for a discussion of our line of credit.
(2.) Interest payments have been calculated by applying the interest at the bank's interest rate plus 275 basis points, which as of August 31, 2011 was 6.039% on our revolving line of credit facility.
(3.) Operating lease obligations are for office space and equipment.
(4.) Note 2 to our condensed consolidated financial statements for a discussion of our asset retirement obligations.
(5.) Drilling contract commitments include the Medicine Man #1 on the Pawnee Prospect, Madera 24-#2H and Villareal #13R in 2011, and an additional well on the Pawnee Prospect in the 3rd quarter of fiscal year 2012

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of August 31, 2011, the off-balance sheet arrangements and transactions that we have entered into are solely operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the information below contains forward—looking statements. The primary objective of the following information is to provide forward looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and other related factors. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for commodity derivative and investment purposes, not for trading purposes.

Commodity Price Risk
Given the current economic outlook, we expect the commodity prices to remain volatile. Even modest decreases in commodity prices can materially affect our revenues and cash flow. In addition, if commodity prices remain suppressed for a significant amount of time, we could be required under successful efforts accounting rules to perform a write down of our oil and gas properties. We may enter into financial swaps and collars to reduce the risk of commodity price fluctuations. We would not designate such instruments as cash flow hedges. Accordingly, we would record open commodity derivative positions on our consolidated balance sheets at fair value and recognize changes in such fair values as income (expense) on our consolidated statements of operations as they occur.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. During the course of this assessment, management identified material weaknesses relating primarily to documenting our financial transactions and preparing our financial statements and notes thereto in a timely fashion.  We have a lack of staffing within our accounting department performing our financial and accounting functions. Furthermore, as a newly public company, management and the accounting department is still adjusting to the requirements of being a public company.  Although we will seek to rectify these situations as quickly as possible during the fiscal year, it may take time to do so.  Management believes the short time period in which the new staff had been hired and assigned their duties and the shortage of qualified accounting and financial personnel performing the financial reporting function, and in turn the inability to properly record our financial transactions and prepare our financial statements in a timely manner, amounts to a material weakness in our internal control over financial reporting and, as a result, at August 31, 2011, our internal control over financial reporting is not effective. We will continue to evaluate the employees involved, the need to engage outside consultants with accounting and tax expertise to assist us in accounting for complex transactions and the hiring of additional accounting staff to timely prepare our financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 12 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by CFO

32	Section 906 Certification by CEO and CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 24, 2011

RED MOUNTAIN RESOURCES, INC.

/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer (Principal Executive Officer)

/s/ John T. Hanley
John T. Hanley
Executive Vice President and Director of Finance (Principal Financial Officer and Principal Accounting Officer)