Form 10-Q/A
period 2011-08-31
RED MOUNTAIN RESOURCES, INC.
filed 2011-11-14
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 000-54444

Red Mountain Resources, Inc.
(Exact Name of Issuer as Specified in Its Charter)

Florida	27-1739487
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Red Mountain Resources, Inc.’s quarterly report on Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on October 25, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Section 302 Certification by CEO*

31.2	Section 302 Certification by CFO*

32	Section 906 Certification by CEO and CFO*

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended August 31, 2011, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Unaudited Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.**

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Previously filed on October 25, 2011.

**
As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2011

RED MOUNTAIN RESOURCES, INC.

/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer (Principal Executive Officer)

/s/ John T. Hanley
John T. Hanley
Executive Vice President and Director of Finance (Principal Financial Officer and Principal Accounting Officer)