Form 10-Q
period 2011-11-30
RED MOUNTAIN RESOURCES, INC.
filed 2012-01-17
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2011

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of January 12, 2012, there were 82,521,104 shares of our common stock, par value $.00001 per share, issued and outstanding.

RED MOUNTAIN RESOURCES, INC.

FORM 10-Q FOR THE QUARTER ENDED NOVEMBER 30, 2011

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Red Mountain Resources, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	November 30, 2011	May 31, 2011
		(as restated)
ASSETS

Current assets:
Cash and cash equivalents	$2,790,789	$120,860
Restricted Cash	275,572	-
Accounts Receivable	1,088,032	536,191
Prepaids and other current assets	807,421	5,001
Total Current Assets	4,961,814	662,052

Long Term Investments:
Investment in Cross Border Resources, Inc.	8,962,550	4,102,942
Oil and Gas Properties, Successful Efforts Method
Proved Properties	14,384,234	9,292,797
Unproved Properties	6,053,272	239,393
Other Property & Equipment	364,339	-
Less Accumulated Depreciation and Depletion	(1,262,661)	(716,656)
Oil and Gas Properties, net	19,539,184	8,815,534

Other Assets:
Debt Issuance Costs	637,951	-
Due from related party	-	25,090
Security Deposit	19,916	10,805

Total Assets	$34,121,415	$13,616,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$3,838,745	$487,559
Accounts Payable - Related Party	-	3,079
Accrued Expenses	990,637	126,874
Stock Issuance Liability	-	600,000
Line of Credit	1,231,702	2,003,594
Notes Payable	5,670,486	2,052,857
Notes Payable to Related Party	-	5,750,000
Warrant Liability	3,240,904	-
Total Current Liabilities	14,972,474	11,023,963
Long-term Liabilities:
Convertible notes payable, net of discount of $1,592,257	1,157,743	-
Asset Retirement Obligation	642,076	239,536
Total Long-term Liabilities	1,799,819	239,536
Total Liabilities	16,772,293	11,263,499

Stockholders' Equity:
Common Stock	793	270
Additional Paid In Capital	19,887,280	-
Retained Earnings (Accumulated Deficit)	(2,538,951)	2,352,654
Total Stockholders' Equity	17,349,122	2,352,924
Total Liabilities and Stockholders' Equity	$34,121,415	$13,616,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Red Mountain Resources, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the three month periods ended		For the six month periods ended
	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010

Revenue:
Oil and Gas Sales	$945,784	$913,006	$2,070,655	$1,834,682

Operating Expenses:
Exploration Expense	40,013	-	43,763	-
Production Taxes	48,437	50,442	101,846	110,815
Lease Operating Expenses	121,038	28,034	201,193	60,547
Gas Transportation and Marketing expenses	57,422	60,891	109,742	114,967
Depreciation, Depletion and Amortization	273,726	200,220	557,711	360,370
Accretion of Discount on Asset Retirement Obligation	11,430	-	15,772	-
General and administrative expense	1,077,711	-	1,717,671	-
Total Operating Expense	1,629,777	339,587	2,747,698	646,699

Income (loss) from Operations	(683,993)	573,419	(677,043)	1,187,983

Other Income (Expense):
Interest Income	572	-	648	-
Unrealized Gain (Loss) on Warrant Liability	(1,114,424)	-	(1,018,966)	-
Unrealized Gain (Loss) on investment in Cross Border Warrants	61,883		528,189
Interest Expense	(255,860)	(51,542)	(811,520)	(96,937)
Equity in earnings of Cross Border Resources, Inc.	(170,452)	-	(188,212)	-
Loss on Note Receivable	-	-	(2,724,701)	-
Total Other Income (Expense)	(1,478,281)	(51,542)	(4,214,562)	(96,937)

Income (Loss) before income taxes	(2,162,274)	521,877	(4,891,605)	1,091,046

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(2,162,274)	$521,877	$(4,891,605)	$1,091,046

Net income (loss) per share-Basic and Diluted	$(0.03)	$0.02	$(0.07)	$0.04
Basic and Diluted Weighted Average Common Shares Outstanding	75,017,148	27,000,000	65,356,935	27,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Red Mountain Resources, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the six month periods ended
	November 30, 2011	November 30, 2010
		(as restated)
Cash Flow from Operating Activities:
Net Income (loss)	$(4,891,605)	$1,091,046
Adjustments to Reconcile Net Income (loss) to Net cash from operating activities:
Depreciation, depletion and amortization	557,711	360,370
Equity in earnings of Cross Border Resources, Inc.	188,212	-
Accretion of asset retirement obligations	15,772	4,075
Amortization of debt issuance costs	580,960	-
Unrealized loss on warrant liability	1,018,966	-
Unrealized gain on investment in Cross Border Warrants	(528,189)	-
Loss on notes receivable	2,724,701	-
Change in Working Capital:
Accounts receivable oil and gas sales	(551,841)	(502,141)
Accounts receivable related party	25,090	(8,488)
Increase in prepaid expenses & other current assets	(817,973)	-
Accounts payable	2,566,048	33,082
Accrued expenses	353,890	-
Restricted cash	(275,572)	-
Accounts payable related party	781,658	-
Net cash provided by operating activities	1,747,828	977,944

Cash Flow from Investing Activities:
Additions to oil and gas properties	(7,894,633)	(32,227)
Acquisition of oil and gas properties	(2,271,448)	-
Additions to other property and equipment	(336,678)	-
Increase in note	(43,500)	-
Decrease in security deposits	2,568	-
Net cash used by investing activities	(10,543,691)	(32,227)

Cash Flow from Financing Activities:
Net borrowings under line of credit	(771,892)	-
Net proceeds from issuance of common shares	9,397,608	-
Net proceeds from issuance of notes payable	5,469,529	-
Issuance of notes payable to shareholders	493,591	-
Repayment of notes payable shareholders	(2,891,590)	-
Reverse merger recapitalization	132,314	-
Payment on note payable	(363,768)	(743,755)
Distribution to members	-	(187,801)
Net cash provided by (used by) financing activities	11,465,792	(931,556)

Net change in cash and equivalents	2,669,929	14,161
Cash Beginning of Period	120,860	133
Cash End of Period	$2,790,789	$14,294

Supplemental Disclosure of Cash flow information
Cash paid during the period for Interest	$1,084,749	$92,864
Cash paid during the period for Income taxes	$-	$-

Non-Cash Investing and Financing Activities
Acquisition of Cross Border Resources, Inc. with common shares	$4,302,099	$-
Issuance of warrants for common stock issuance costs	$2,777,442	$-
Asset retirement obligation included in oil and gas properties	$386,763	$144,675
Non-cash acquisition of note receivable	$2,724,701	$-
Non-cash acquisition of oil and gas properties	$570,000	$3,957,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Red Mountain Resources, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Retained Earnings	Total

Balances, June 1, 2011	27,000,000	$270	$-	$2,352,654	$2,352,924
Recapitalization Adjustment as a result of reverse merger	36,870,000	369	5,776,540		5,776,909
Issuance of shares in Private Placement, net of offering costs of $3,687,084	10,136,000	101	6,448,815		6,448,916
Issuance of shares to brokers	313,875	3	313,872		313,875
Issuance of shares for debt issuance costs	200,000	2	317,998		318,000
Issuance of warrants to brokers			555,504		555,504
Issuance of shares for Investment in Cross Border Resources, Inc.	4,302,099	43	4,302,056		4,302,099
Issuance of shares in Other acquisitions	570,000	6	569,994		570,000
Convertible notes payable beneficial conversion discount			1,602,500		1,602,500
Cancelation of shares with Black Rock Capital, Inc.	(100,000)	(1)	1		-
Net Loss for the period ended November 30, 2011				(4,891,605)	(4,891,605)
Balances, November 30, 2011	79,291,974	$793	$19,887,280	$(2,538,951)	$17,349,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

RED MOUNTAIN RESOURCES, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Red Mountain Resources, Inc. ("Red Mountain", "we," "us" or the "Company") is a holding company that operates through its wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”). Red Mountain is engaged in the business of operating and investing in oil and gas properties in Texas and New Mexico through its wholly owned subsidiaries. Black Rock is a passive investor and does not operate its properties; however, RMR Operating acts as operator for a majority of the Black Rock properties.

Black Rock was originally formed on October 28, 2005 as an Arkansas limited liability company under the name “Black Rock Capital, LLC”. From inception through May 2010, Black Rock had no operations.

In May 2010, Black Rock entered into an agreement to purchase two separate oil and gas fields out of the bankruptcy estate of MSB Energy, Inc., which became effective as of June 1, 2010. Those fields are located in Zapata County and Duval County, Texas. In October 2010, Black Rock entered into an agreement to purchase two separate oil and gas fields located in Zapata County, Texas, also out of the bankruptcy estate of MSB Energy, Inc., which became effective on October 1, 2010.

On March 22, 2011, Black Rock entered into an agreement to be acquired by Red Mountain, a publicly traded shell company. For accounting purposes, Black Rock was treated as the acquirer and the transaction was treated as a recapitalization. The agreement provided for Red Mountain to issue 27,000,000 shares of common stock in exchange for all of the then outstanding equity of Black Rock. On June 22, 2011, the transaction was completed and the reverse recapitalization with Red Mountain was completed. Upon completion of the transaction, Red Mountain's $850,000 non-interest bearing Commercial Promissory Note issued by Black Rock on May 24, 2011 and its $4,900,000 non-interest bearing Secured Commercial Promissory Note issued by Black Rock on April 29, 2011 were extinguished. As a condition to the completion of the transaction, Black Rock assumed and acquired a loan of $2,681,201(the “Bamco Note”) from the First State Bank of Lonoke (“FSB”) that had previously been issued to Bamco Gas, LLC (“Bamco Gas”), which is in receivership. As a result, the Bamco Note was cancelled, Black Rock executed a new note to FSB (the “Replacement Note”) and  the Replacement Note  became the sole outstanding note owed to FSB by Black Rock. FSB also had the following requirements as conditions to completion of the transaction: (i) Alan Barksdale, Black Rock's sole officer, director and shareholder, was required to be the only officer as President of Black Rock and Chief Executive Officer of Red Mountain during the term of the loan; (ii) Black Rock's 1,000 common shares (100%) were to be pledged as collateral to secure the repayment of the Replacement Note; (iii) Black Rock's assets were to remain held in the name of Black Rock during the term of the loan; and (iv) 2,000,000 shares of common stock of Red Mountain were pledged to secure the repayment of the Replacement Note.

In June 2011, Black Rock filed Articles of Conversion with the Secretary of State for the State of Arkansas to convert from a limited liability company into a corporation. The conversion became effective July 1, 2011 and accordingly Black Rock was converted to “Black Rock Capital, Inc.” As a result of the conversion, all the membership interest holders of Black Rock Capital, LLC became shareholders of Black Rock. Black Rock and Red Mountain have adopted a fiscal year end of May 31.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Red Mountain have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s audited financial report filed as part of Form 8-K/A, as filed on January 12, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Liquidity

The Company expects to make significant capital expenditures in the foreseeable future relating to drilling existing proved and undeveloped reserves and the acquisition of other producing oil and gas properties. Management believes they will be successful in obtaining adequate sources of cash to fund the Company’s anticipated capital expenditures through the end of fiscal year 2012 and to follow through with plans for continued investments in oil and gas properties.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Red Mountain and its wholly-owned subsidiaries, Black Rock and RMR Operating. All significant intercompany balances and transactions have been eliminated. As of  November 30, 2011, the Company had a 28.1% interest in Cross Border Resources Inc. (“Cross Border”), a public company, which is accounted for under the Equity method and therefore has not been consolidated into these financial statements.

Use of Estimates

In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in impairment of oil and gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) valuation of investment in Cross Border and Bamco Replacement Note receivable; and (8) accrued liabilities. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable from joint interest owners consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, trade, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. No interest is charged on past-due balances. The Company provides for a reserve against receivables for estimated losses that may result from a customer's inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. As of November 30, 2011, there was no reserve established as all amounts were deemed collectible.

Investments

The Company carries its investments in equity securities at fair value, based on quoted market prices when available. Security transactions are recorded on a trade date basis. Realized gains and losses are determined by the specific identification method and are included in Other Income (Expense) in the condensed statements of operations. Unrealized gains and losses on securities available-for-sale are reported as a component of accumulated other comprehensive income.

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Equity securities are classified as "available-for-sale." At November 30, 2011, the Company had no trading securities or investments in debt securities that it plans to hold to maturity.

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Unrealized Gain (Loss) on Equity Investment” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method investee company is reflected in the caption “Investment in Cross Border Resources, Inc.” in the Company’s Consolidated Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period; any impairment found to be other than temporary would be recorded through earnings.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six mcf of gas to one bbl of oil. Depreciation and depletion expense for oil and gas producing property and related equipment was $546,005 and $360,370 for the six months ended November 30, 2011 and 2010, respectively.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. The Company recorded no unproved property impairment during the quarter ended November 30, 2011.

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

Income Taxes

The Company utilizes the asset and liability approach to measuring deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Concentrations

Upon acquisition of its oil and gas field interests, the Company also became party to joint operating agreements ("JOA's") that define the rights and responsibilities between the third party operators and passive interest holders. Under the JOA's, the third party operator is responsible for acquiring customers to sell the oil and gas produced and to either performing or contracting out to other third parties to perform services necessary to continue and maintain well production, commence and complete drilling operations and also to maintain undeveloped acreage. The Company is thus dependent upon the third party operator to remit payment for its share of the proceeds from the sale of hydrocarbons produced, and to adequately maintain and develop the individual fields. As of November 30, 2011, one operator, ConocoPhillips, Inc. (“ConocoPhillips”), controlled approximately 85% of the Company's revenues and approximately 78% of direct operating expenses.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this standard will not materially expand the consolidated financial statement footnote disclosures.

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

The change resulted in a decrease in depletion expense and accumulated depletion of $177,483 and $389,619 for the three and six months ended November 30, 2011 and a decrease of $113,770 and $223,024 for the three and six months ended November 30, 2010.  There was no change in gross oil and gas properties between the two methods, because Black Rock had incurred no geological costs, dry holes or impairment.   The change increased income from operations by $177,483 and 389,619 for the three and six months ended November 30, 2011 as reported on the Statement of Operations and increased retained earnings by $650,237 as reported on the Balance Sheet and Statement of Stockholders’ Equity.   The change did not impact cash flows from operations, investing or financing activities.

A comparison of the Company’s net income, earnings per share, oil and gas properties and accumulated deficit under the Successful Efforts Method of Accounting and the full cost method as disclosed herein, as follows:

Income Statements
November 30, 2011	Three Months Ended November 30, 2011			Six Months Ended November 30, 2011
	As computed	As computed	Effect	As computed	As computed	Effect
	Under	Under	of	Under	Under	of
	Full Cost	Successful Efforts	Change	Full Cost	Successful Efforts	Change
Revenue:
Oil and Gas Sales	$945,784	$945,784	$-	$2,070,655	$2,070,655	$-

Operating Expenses:
Exploration Expense	40,013	40,013	-	43,763	43,763	-
Production Taxes	48,437	48,437	-	101,846	101,846	-
Lease Operating Expenses	121,038	121,038	-	201,193	201,193	-
Gas Transportation and Marketing expenses	57,422	57,422	-	109,742	109,742	-
Depreciation, Depletion and Amortization	462,639	285,156	(177,483)	963,102	573,483	(389,619)
General and administrative expense	1,077,711	1,077,711	-	1,717,671	1,717,671	-
Total Operating Expense	1,807,260	1,629,777	(177,483)	3,137,317	2,747,698	(389,619)

Income (loss) from Operations	(861,476)	(683,993)	177,483	(1,066,662)	(677,043)	389,619

Total Other Income (Expense)	(1,478,281)	(1,478,281)	-	(4,214,562)	(4,214,562)	-

Net Income (Loss) before income taxes	(2,339,757)	(2,162,274)	177,483	(5,281,224)	(4,891,605)	389,619

Income Tax Provision	-	-	-	-	-	-

Net Income (Loss)	(2,339,757)	(2,162,274)	177,483	(5,281,224)	(4,891,605)	389,619

Net income(loss) per share-Basic and Diluted	$(0.03)	$(0.03)	$0.00	$(0.08)	$(0.07)	$0.01
Basic and Diluted Weighted Average Common Shares Outstanding	75,017,148	75,017,148	-	65,356,935	65,356,935	-

Income Statements
November 30, 2010	Three Months Ended November 30, 2010			Six Months Ended November 30, 2010
	As computed	As computed	Effect	As computed	As computed	Effect
	Under	Under	of	Under	Under	of
	Full Cost	Successful Efforts	Change	Full Cost	Successful Efforts	Change
Revenue:
Oil and Gas Sales	$913,006	$913,006	$-	$1,834,682	$1,834,682	$-

Operating Expenses:
Exploration Expense			-			-
Production Taxes	50,442	50,442	-	110,815	110,815	-
Lease Operating Expenses	28,034	28,034	-	60,547	60,547	-
Gas Transportation and Marketing expenses	60,891	60,891	-	114,967	114,967	-
Depreciation, Depletion and Amortization	313,990	200,220	(113,770)	583,394	360,370	(223,024)
General and administrative expense			-			-
Total Operating Expense	453,357	339,587	(113,770)	869,723	646,699	(223,024)

Operating Income (Loss)	459,649	573,419	113,770	964,959	1,187,983	223,024

Total Other Income (Expense)	(51,542)	(51,542)	-	(96,937)	(96,937)	-

Net Income (Loss)	408,107	521,877	113,770	868,022	1,091,046	223,024

Income Tax Provision	-	-	-	-	-	-

Net Income	408,107	521,877	113,770	868,022	1,091,046	223,024

Basis and Diluted earnings per share	$0.02	$0.02	$0.00	$0.03	$0.04	$0.01
Basic and Diluted Weighted Average Common Shares Outstanding	27,000,000	27,000,000	-	27,000,000	27,000,000	-

Balance Sheet	As computed	As computed	Effect
November 30, 2011	Under	Under	of
	Full Cost	Successful Efforts	Change

Total Current Assets	$4,961,814	$4,961,814	$-
Total Long Term Investments	8,962,550	8,962,550	-
Oil and Gas Properties
Proved Properties	14,384,234	14,384,234	-
Unproved Properties	6,053,272	6,053,272	-
Other Property, Plant & Equipment	364,339	364,339	-
Less Accum Depreciation and Depletion	(1,912,898)	(1,262,661)	650,237
Other Assets	657,867	657,867	-
Total Assets	$33,471,178	$34,121,415	$650,237

Total Current Liabilities	$14,972,474	$14,972,474	$-
Total Non Current Liabilities	1,799,819	1,799,819	-

Common Stock	793	793	-
Additional Paid In Capital	19,887,280	19,887,280	-
Retained Earnings (Accumulated Deficit)	(3,189,188)	(2,538,951)	650,237
Total Stockholder's Equity	16,698,885	17,349,122	650,237
Total Liabilities and Stockholder's Equity	$33,471,178	$34,121,415	$650,237

Balance Sheet	As computed	As computed	Effect
May 31, 2011	Under	Under	of
	Full Cost	Successful Efforts	Change

Total Current Assets	662,052	662,052	-
Total Long Term Investments	4,102,942	4,102,942	-
Oil and Gas Properties
Proved oil and gas properties	9,532,190	9,292,797	(239,393)
Unproved Property		239,393	239,393
Less Accumulated Depreciation and Depletion	(977,274)	(716,656)	260,618
Oil and Gas Properties, net	8,554,916	8,815,534	260,618
Other Assets	35,895	35,895	-
Total Assets	13,355,805	13,616,423	260,618

Total Current Liabilities	11,023,963	11,023,963	-
Total Non Current Liabilities	239,536	239,536	-
Stockholders' Equity	2,092,036	2,352,654	260,618
Total Liabilities and Stockholders' Equity	13,355,535	13,616,153	260,618

NOTE 4. OIL AND GAS PROPERTIES

Villarreal - Zapata County, Texas

This field consists of approximately 1,099.78 gross acres (154.01 acres net to the working interest). The purchase price of this property was approximately $3,100,000, and included a prepaid drilling credit from the well operator of approximately $680,000. At acquisition, there were eight producing wells on this property. Black Rock acquired the approximate 13.942% working interest and 10.46% net revenue interest in seven of the producing wells and remaining leasehold. Black Rock also acquired approximately a 15.65% working interest and 11.74% net revenue interest in one producing well. During the period ended November 30, 2011,  Black Rock elected to participate in all of the drilling operations commenced by the operator of the property, ConocoPhillips. Those drilling operations included capital expenditures on two wells plus drilling three new wells. Total development costs incurred by Black Rock during the period ended November 30, 2011, were approximately $458,920.

Frost Bank - Duval County, Texas

This field consists of approximately 998.3 gross acres (319 acres net to the working interest). The purchase price of this property was approximately $200,000. At acquisition, there were five producing wells. Black Rock acquired an approximate 31.968% working and 23.976% net revenue interest in the well production. No drilling activity occurred during the period ended November 30, 2011. RMR Operating is the operator of the Frost Bank lease.

Resendez and LaDuquesa - Zapata County, Texas

These fields consist of approximately 2,496 gross acres (914 acres net to the working interests). The purchase price of this property was approximately $36,000. At acquisition, there were two producing and two shut in wells. Black Rock acquired an approximate 23.125% and 50.007% working interest in Resendez and LaDuquesa, respectively, and 17.34% and 37.56% net revenue interest in the well production for Resendez and LaDuquesa, respectively. No drilling activity occurred during the period ended November 30, 2011. RMR Operating is the operator of the Resendez and LaDuquesa leases.

Madera Prospect - Lea County, New Mexico

These fields consist of approximately 1,926 gross acres (1,153 net to the working interests). The purchase price of this property was approximately $4,774,000, including approximately $27,000 in acquisition related costs. At acquisition, the two leases comprised two producing wells and one shut in well. Black Rock acquired a 100% working interest and a 75% net revenue interest in one producing well, a 56.05% working interest and a 42.04% net revenue interest in the shut in well and a 41.38% working interest and a 31.04% net revenue interest in the second producing well. On April 29, 2011, Black Rock issued a promissory note to Red Mountain in return for borrowing approximately $4,900,000 to close this lease acquisition.  The promissory note was cancelled upon closing of the transaction between Red Mountain and Black Rock.

The Company agreed to drill one test well to at least 9,000 feet by November 1, 2012 or incur $15,000 per month penalty until completed. We have drilled and completed the Madera 24-2H to fulfill this obligation.  Upon commencement of the Madera 24-2H, the Company owned approximately 39.68% working interest and 29.76% net revenue interest; however, a portion of the other working interest owners elected not to participate in the drilling and completion of the Madera 24-2H.  As a result of these non-consents, the Company increased its ownership to approximately 96.5% working interest and 72.38% net revenue interest.  RMR Operating is the operator of the Madera leases.

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

In December 2011, Black Rock acquired a 100% working interest and a 78% net revenue interest from COG Operating, LLC and Oxy USA, Inc. in a lease totaling 320 acres for $16,000 or $50 per acre.  In December 2011, Black Rock acquired 7 wellbores from Draco Energy, Inc. for the assumption of the plugging liability. The total cost of the Pawnee Prospect was $733,808, which includes acquisition and closing costs.

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

The Pawnee, Martin and Shafter Lake Prospects were unproved properties for the quarter ended November 30, 2011 and had no proved reserves associated with these prospects. In addition, there were two new wells drilled on the Pawnee Prospect, Big Brave #1 and Good Chief #1, but both wells were uncompleted for the quarter ended November 30, 2011. Uncompleted well costs amounted to $4,471,712. Total unproved property costs including well and leasehold costs amounted to $6,040,138 as of November 30, 2011.

Cowden Leasehold Interests– Ector County, Texas

On November 1, 2011 Black Rock acquired the “Cowden Leasehold Interests” and approximately 48 acres of surface property located within the Cowden Leases for $1,150,000.  The fair value of assets acquired was $1,556,384, offset by an asset retirement obligation of $406,384.  The Cowden Leases are approximately 760 gross acres (740 net acres). At acquisition, the Cowden Leases contained 31 producing wells. Black Rock acquired 100% working interest with a 75% net revenue interest in two leases covering 640 gross/net acres; a 100% working interest with a 79.375% net revenue interest in one lease covering 40 acres; and a 75% working interest with a 62.8% net revenue interest in one lease covering 80 acres. RMR Operating is the operator of the Cowden Lease.

NOTE 5. INVESTMENT IN CROSS BORDER RESOURCES, INC.

On May 23, 2011, the Company entered into a securities purchase agreement with Cross Border, pursuant to which the Company purchased 2,136,164 units of Cross Border. Each unit included one share of common stock of Cross Border and one warrant to acquire an additional share of common stock of Cross Border. The aggregate purchase price of the units was $3,204,261. The warrants have an exercise price of $2.25 per share. The warrants are exercisable for a five year term and became exercisable on the sixth month anniversary of the issuance date. The warrants, however, are subject to a cap that precludes the holder from exercising the warrants if after such exercise the holder, alone or with its affiliates, would be the beneficial owner of more than 19.99% of Cross Border’s common stock unless the holders of Cross Border’s common stock approve such exercise.

On August 16, 2011, the Company entered into a stock purchase and sale agreement pursuant to which the Company acquired 218,535 shares of common stock of Cross Border from a third party in exchange for the issuance of 273,169 shares of the Company's common stock.

In October and November 2011, the Company entered into stock purchase and sale agreements pursuant to which the Company acquired an aggregate of an additional 2,014,465 shares of common stock of Cross Border from a third party in exchange for the issuance of 4,028,930 shares of the Company's common stock. The Company also acquired an additional 167,332 shares of Cross Border’s common stock for cash for an aggregate purchase price of $217,532. Accordingly, as of November 30, 2011, the Company owned approximately 28.1% of Cross Border’s outstanding common stock, including 2,187,797 shares held by Red Mountain and 2,354,699 shares held by Black Rock. Black Rock also owns warrants to purchase an aggregate of 2,354,699 shares of Cross Border’s common stock as described above.

As a result of the Company’s 28.1% ownership of Cross Border’s outstanding common stock the Company now reflects its investment in Cross Border as an equity method investment and has retroactively reflected the effect of the change in accounting for the investment in Cross Border to present it as a step acquisition of an equity method investment. No goodwill was recorded as a result of this acquisition.  The difference, between the Company’s gross investment of $7,723,892 in Cross Border, and equity share of net assets, totaling $4,899,412, has been allocated to the Company’s investment in Cross Border’s oil and gas properties.  The excess basis of the stock over the equity share of net assets is $2,850,000 and is depleted each quarter based upon Cross Border’s depletion rate calculated on its oil and gas properties.  The depletion for the first quarter of 2012 was $14,271 and for the second quarter of 2012 was $106,126.  The Company has restated the Statements of Operation for the period ended November 30, 2011 to report this depletion under “Other Income (Expense)” as “Equity in earnings of Cross Border Resources, Inc.”

The effects of retroactively applying equity method accounting as of May 31, 2011 reduced retained earnings by $1,940,198 and increased pro forma net income by $898,681 or $0.03 per share.

Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, the Company books its share of Cross Border’s financial activity on a two-month lag.  In accordance with the equity method of accounting, the investment is initially recorded at cost and adjusted to reflect the Company’s share of changes in Cross Border’s capital. It is further adjusted to recognize the Company’s share of Cross Border’s earnings as they occur, rather than as dividends or other distributions are received. The Company’s share of Cross Border earnings would also include any other-than-temporary declines in fair value recognized during the period. Changes in the Company’s proportionate share of the underlying equity of Cross Border’s which result from Cross Border’s issuance of additional equity securities are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.  The Company recognized a loss in its equity investment for net losses by Cross Border Resources, Inc. of $8,994 in the first quarter and $48,441 in the second quarter and has restated the Statements of Operations for the period ended November 30, 2011 to report this equity gain/loss under “Other Income (Expense)”.

The following represents Cross Border’s summarized financial information for the nine months ended September 30, 2011:

Total revenue	$5,596,313
Loss from operations	(799,856)
Net loss	(471,068)
Net loss attributable to Red Mountain	(188,212)

As of November 30, 2011, the fair value of the units of Cross Border is $8,962,550. The Company valued the warrants as of November 30, 2011 at $1,764,689 using the Black-Scholes valuation model. In determining this valuation, the Company used a volatility rate of 83%, a risk free interest rate of 0.96%, an estimated life of 4.50 years and a dividend rate of zero. The changes in fair value have been recorded in unrealized gain on investment in Cross Border warrants in the Statement of Operations.

NOTE 6.  NOTE RECEIVABLE

As a condition to the transaction between the Company and Black Rock, FSB required Black Rock to assume and acquire the Bamco Note. FSB would not consent to the transaction with the Company unless the loan was assumed and acquired and therefore the Company determined to do so even though the closing of the transaction had not yet occurred. As a result, on June 29, 2011, the Bamco Note was cancelled, Black Rock signed the Replacement Note to FSB and that note became the sole outstanding note owed to FSB in the amount of $2,681,201. Bamco Gas is currently in receivership and Alan Barksdale, the Company’s Chief Executive Officer, is the receiver.  As a further condition to the consummation of the transaction between the Company and Black Rock, FSB required a shareholder of the Company to pledge 2,000,000 shares of common stock of Red Mountain to further secure the Replacement Note. FSB agreed that in exchange for the Company and Black Rock to acquire and assume the Bamco Note, if the Replacement Note was not repaid from the proceeds of the sale of the Bamco Gas assets to a party other than the Company or Black Rock, or the assets of Bamco Gas were not acquired by the Company, within 12 months of the closing of the transaction, then the pledged shares would either be liquidated or retired to the Company, at the Company’s option.

Due to the uncertainty about collection or realizing the value of the note receivable through an acquisition of Bamco Gas, management has deemed it necessary to fully impair the value of the Replacement Note. No interest income was recognized on the Replacement Note.

NOTE 7.   STOCK ISSUANCE LIABILITY

Three promissory notes totaling $2,450,000 issued on May 24, 2011 contained provisions that required Black Rock to deliver to the note holders 600,000 shares of Red Mountain common stock as an inducement to the note holders to make the loans. The Company recorded a liability in the amount of $600,000 as the reverse merger had yet to be consummated. The Company has treated the amount as a debt discount, and is amortizing the amount over the life of the loans. During the quarter ended November 30, 2011, the remaining unamortized cost of $129,235 was amortized to interest expense. The Company believes that $1.00 per share represented the fair value per share of the common stock of Red Mountain at the time of issuance.

NOTE 8. NOTES PAYABLE

Notes Payable

As of November 30, 2011, the Company had the following notes payable outstanding:

First State Bank of Lonoke, issued June 29, 2011, interest rate at 6.009% per annum, due June 29, 2014. Note is personally guaranteed by Alan Barksdale and related party to shareholder.	$2,523,507
Hyman Belzberg, William Belzberg and Caddo Management, issued on November 16, 2011, interest rate of 12% per annum, due on November 16, 2012	3,146,979
Total notes payable	$5,670,486

On June 15, 2010, FSB issued a $200,060 Secured Promissory Note to Black Rock which carried an interest rate at 6% per annum and was due June 15, 2011.  The note was secured by a first security lien against the Frost Bank property (see Note 4) and repaid on June 27, 2011.

During July 2011, the Company issued unsecured promissory notes in the principal amount of $850,000 to RMS Advisors, Inc. and TSS Investment, Inc., each an unaffiliated lender. The notes accrued interest at 10%. In July and August 2011, the Company repaid the amounts due under the notes held by RMS Advisors, Inc. and TSS Investment, Inc. and such notes were retired.

During February and March 2011, the Company issued unsecured promissory notes in the principal amount of $50,000 and $150,000 to Robert Hersov, an unaffiliated lender. The notes accrued interest at 10% and 3.25%. In November 2011, the Company repaid the amounts due under the notes held by Robert Hersov and such notes were retired.

Senior Secured Promissory Note

On November 16, 2011, the Company issued a senior secured promissory note to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (collectively, the “Lenders”), in an aggregate principal amount of up to $4,000,000. Upon issuance of the promissory note, the Lenders advanced $500,000 to the Company. Upon perfection of the Lenders’ security interest in the collateral for the promissory note, the Lenders advanced to the Company $2,646,979 prior to November 30, 2011 and $853,021, subsequently for the acquisition of certain properties. The promissory note bears interest at a rate of 12% per annum and matures on November 16, 2012. On the date the promissory note was issued, the Company prepaid interest on the promissory note through November 30, 2011. Beginning on January 1, 2012, and on the first of each month thereafter until November 16, 2012, the Company will pay monthly installments of interest only. All accrued and unpaid interest and the unpaid principal balance are due and payable on the earlier of November 16, 2012 or the date the promissory note is terminated, whether by its terms, by prepayment or by acceleration. The promissory note is the Company’s senior obligation. All of the Company’s obligations under the promissory note are guaranteed, jointly and severally, by the Company’s wholly-owned subsidiaries, Black Rock and RMR Operating (together, the “Subsidiaries”), pursuant to a guaranty agreement in favor of the Lenders, dated as of November 16, 2011. In addition, the promissory note will be secured by (a) first priority and second priority real property liens on the Company’s ownership or lease interest in certain developed and undeveloped oil and gas leases (including the properties to be purchased with the funds disbursed under the Note), together with all proceeds, interests, personal property and as-extracted collateral related to such interests, and (b) a stock pledge agreement with the Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of Cross Border owned by Black Rock. The Company also issued 200,000 shares of common stock as a fee to a broker that assisted the Company with obtaining the loan from the Lenders.

Notes Payable - Related Party

Upon closing of the reverse merger on June 22, 2011, Red Mountain extinguished its $850,000 non-interest bearing Commercial Promissory Note issued by Black Rock on May 24, 2011 and its $4,900,000 non-interest bearing Secured Commercial Promissory Note issued by Black Rock on April 29, 2011.

Notes Payable to Shareholders

On November 30, 2011, the Company repaid all the principal and interest related to promissory notes from shareholders and non-shareholders that were due on that date.

Convertible Promissory Notes

As of November 30, 2011, the Company had the following Convertible Notes outstanding:

Hohenplan Privatstiftung, issued November 25, 2011, interest rate of 10% per annum, due November 25, 2013, net of discount of $585,903	$414,097
Personalvarsorge der Autogrill Schwiez AG, issued November 25, 2011, interest rate of 10% per annum, due November 25, 2013, net of discount of $878,854	621,146
SST Advisors, Inc., issued on November 30, 2011, interest rate of 10% per annum, due on November 25, 2013, net of discount of $127,500	122,500
Total Convertible Notes payable, net of discount of $1,592,257	$1,157,743

On October 25, 2011, Black Rock issued a convertible promissory note to Michael Garnick in a principal amount of $200,000. The promissory note was due and payable in full on April 15, 2013 and bore interest at the rate of 10% per annum. This note was issued to replace a prior note issued in May 2011. This note was repaid in full in November 2011.

On November 25, 2011, the Company issued a convertible promissory note to Personalversorge der Autogril Schweiz AG in a principal amount of $1,500,000 and a convertible promissory note to Hohenplan Privatstiftung in a principal amount of $1,000,000. On November 30, 2011, we issued a convertible promissory note to SST Advisors, Inc. in a principal amount of $250,000. The promissory notes are due and payable on November 25, 2013 and bear interest at the rate of 10% per annum. Prior to payment in full of the entire balance of the promissory notes, the holders of the promissory notes have the option of converting all or any portion of the unpaid balance of the promissory notes (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions.

The Company has analyzed the beneficial nature of the conversion terms on the notes and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method. The value of the BCF was determined based on the stock price on the day of the commitments, the number of convertible shares, and the difference between the fixed conversion price and the fair value of the Company’s common stock on the commitment date. The value of the BCF of the three notes is $1,602,500. The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized to interest expense over the life of the notes. The Company amortized $10,243 to interest expense during the period ended November 30, 2011.

NOTE 9. LINE OF CREDIT

In June 2010, Black Rock entered into a three year line of credit (“LOC”) with FSB. The LOC has a maximum draw amount of approximately $3,475,000, and is secured by a first security lien against the Villarreal, Frost Bank, Resendez and La Duquesa properties (“Black Rock Collateral”) (see Note 3), certain of the Cross Border shares (see Note 4) and additional property described below. The LOC bears interest at the bank's reference rate plus 275 basis points, which as of November 30, 2011 was 6.039% in total. The LOC is payable on demand, however if no demand is made, principal payments of $1 million and $1.1 million are required after the first and second years, respectively, and the loan is due in full at maturity. In addition to a security interest in the Black Rock Collateral, Alan Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company have personally guaranteed the LOC. In addition, Mr. Bartlett has also provided a mortgage in favor of FSB on certain property owned by him as additional collateral.

In June 2010, Black Rock borrowed approximately $3,400,000 to fund the purchase price of the Villarreal property plus make its first capital call on the property. The Company borrowed an additional $351,000 in November 2010 to fund additional capital calls. As of November 30, 2011, the outstanding balance of the LOC was $1,231,702 and the Company was in compliance with the covenants related to the loan.  As part of the LOC agreement with FSB, the Company entered into a lock box arrangement to further secure the credit facility for the bank, in the event the Company failed to timely meet its repayment obligations.  Under accounting standards, borrowings outstanding under a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement shall be considered short-term obligations.

NOTE 10. ASSET RETIREMENT OBLIGATION

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
The significant assumptions used to develop the expected liability during the period are as follows:

Average gross cost to remediate individual well sites	$35,000 - $65,000
Average gross salvage value expected from individual well sites remediated	$10,000 - $15,000
Expected inflation rate for oil field service costs	4.50%
Credit adjusted risk-free interest rate	7.25%

Actual retirement costs will be recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the settlement period. The following table summarizes the Company’s asset retirement obligation transactions recorded during the six months ended November 30, 2011:

Balance at June 1, 2011	$239,536
Liabilities incurred	466,625
Change in estimate	(79,857)
Accretion of Discount on Asset Retirement Obligations	15,772
Balance at November 30, 2011	$642,076

NOTE 11. FAIR VALUE

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

The following table presents recurring financial assets and liabilities which are carried at fair value as of November 30, 2011 and May 31, 2011:

Fair Value Measurements at November 30, 2011:
	Fair Value	Level 1	Level 2	Level 3
Investment in Cross Border Resources, Inc. warrants	1,764,689	-	-	1,764,689
Warrant liability	(3,240,904)	-	-	(3,240,904)

Fair Value Measurements at May 31, 2011:
	Fair Value	Level 1	Level 2	Level 3
Investment in Cross Border Resources, Inc. common shares and warrants	1,236,500	-	-	1,236,500

The reconciliation of the fair value for our Level 3 assets and liabilities including net purchases and sales and changes in unrealized gains, is set out below:

	Cross Border Warrants	Warrant Liability
Balance, May 31, 2011	$1,236,500	$-
Award of Warrants	-	(2,221,938)
Unrealized gain recorded in earnings	528,189	-
Unrealized loss recorded in earnings	-	(1,018,966)
Balance, November 30, 2011	$1,764,689	$(3,240,904)

During the six months ended November 30, 2011, management revised the industry comparable companies used to determine the historical volatility.  The new companies represent small publicly traded domestic exploration and production companies.  Management believes these companies provide a better estimation of Cross Border’s volatility.

NOTE 12. INCOME TAXES

The income tax provision for the six months ended November 30, 2011 and 2010 consists of the following:

	Six Months Ended	Six Months Ended
	November 30, 2010	November 30, 2011
Income tax expense	-	-
Effective tax rate	0.00%	0.00%

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs. For the six months ended November 30, 2010, our overall effective tax rate differed from the statutory rate of 35% because we operated as a partnership not subject to income tax during that period.

For the six months ended November 30, 2011, our overall effective tax rate differed from the statutory rate of 35% because of our change in tax status and valuation allowances offsetting deferred tax assets.

The Company changed its tax status from a partnership to a corporation effective June 1, 2011.  This conversion required the Company to recognize income tax expense and deferred tax liabilities of $522,593 on the date of the change. The Company recorded an offsetting income tax benefit of $1,621,886 based on deferred tax assets generated during the six months ended November 30, 2011. The net deferred tax asset was fully reserved resulting in no net income tax expense for the period.

Pro forma income tax expense represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for all periods presented.

The following table presents the computation of the pro forma income tax expense:

Six Months Ended
November 30, 2010
Income before Income Taxes	$1,091,046
Effective pro forma income tax rate	34.66%
Pro forma Income Tax Expense (Benefit)	$378,157

NOTE 13. EARNINGS PER SHARE

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

We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued and common stock warrants. The total number of potentially dilutive securities at November 30, 2011 was 8,482,169.  There were no potentially dilutive securities outstanding at November 30, 2010. We did not include the potentially dilutive securities in our calculation of diluted loss per share during the current period because to include them would be anti-dilutive due to our net loss during this period.

The following table summarizes the types of potentially dilutive securities outstanding as of November 30, 2011 and 2010:

	November 30, 2011	November 30, 2010
Broker Warrants	300,351	-
Warrant Liability	8,181,818	-
Total Potentially Dilutive Securities	8,482,169	-

NOTE 14. STOCKHOLDERS’ EQUITY

Beginning in March 2011, Red Mountain commenced a private placement of its shares of common stock at an offering price of $1.00 per share, which terminated in November 2011. Through November 2011, Red Mountain had sold 16,206,000 shares of its common stock raising gross proceeds of $16,206,000.  For the six month period ended November 30, 2011 the Company received gross proceeds of $10,136,000 from the private placement offering subsequent to closing of the reverse merger.

Offering expenses during the six months ended November 30, 2011 totaled $3,687,084 including $738,392 paid in cash and $171,250 paid in common stock for offering costs and broker commissions.  In addition, the Company also issued warrants during the six month period valued at $555,504.  Each warrant (i) is exercisable for one share of Company’s common stock, (ii) has an exercise price of $1.20 per share, and (iii) will expire on April 30, 2014.  Management determined the fair value of the warrants based upon cash transactions using a Black-Scholes option model with a volatility based on the historical closing of industry peers and Company market price at date of issuance.

On July 20, 2011, the Company determined to offer to any investor that invested at least $2,000,000 in the private placement the right to purchase an additional $3,000,000 of shares of the Company’s common stock.  Accordingly, the Company granted to three investors the right to purchase an additional 3,000,000 of shares of the Company’s common stock. The Company recorded $2,221,938 of issuance costs representing grant date fair value.  If exercised, the shares would be sold to the investor at a price equal to the lesser of (i) $1.10 per share or (ii) the average closing price of the Company’s common stock during the period from five days prior to the investor exercising its right to purchase the shares and ending five days after such exercise.  The Company accounts for the warrants as a derivative liability since the final exercise price is contingent upon market prices.  Changes in fair value are recorded as unrealized gain on warrant liability in the statement of operations.  Management determined the fair value of the warrants using a probability weighted Black-Scholes option model with a volatility based on the historical closing of industry peers and Company market traded price per common share.

On December 21, 2011, an investor exercised its right and purchased an aggregate of 2,727,272 shares which were sold at $1.10 per share.  Effective as of December 31, 2011, the Company granted a 60-day extension to the option agreements held by the remaining two investors pursuant to which such entities have the right to purchase up to an additional $3,000,000 of shares of the Company’s common stock which initially were to expire on December 31, 2011.

On June 22, 2011, as part of the acquisition of Black Rock, SSG, of which Mr. Alan Barksdale, the Chief Executive Officer and a director of the Company, is the sole shareholder, was issued 27,000,000 shares of the Company's restricted common stock, of which SSG assigned 9,000,000 shares, leaving it with 18,000,000 shares. On June 22, 2011, Mr. Barksdale and SSG entered into a lock-up agreement with the Company regarding the availability of the 18,000,000 shares for sale. Per the lock-up agreement, 3,000,000 shares were to be released on June 21, 2012 and the remaining 15,000,000 on December 21, 2012. On September 12, 2011, SSG assigned 7,000,000 shares subject to the lock-up agreement to several third parties after receiving the consent from the Company to release it from the lockup restrictions with respect to such shares, leaving it with 11,000,000 shares. As a result, the lock-up agreement now covers 11,000,000 shares, of which 3,000,000 shares may not be sold until June 21, 2012 and 8,000,000 shares may not be sold until December 21, 2012. In connection with the assignment, the transferees agreed to have cancelled an aggregate of 100,000 shares in exchange for the Company releasing the shares from the lockup restrictions.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, or breach of contract incidental to the operations of its business.  The Company is not currently involved in any litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

Environmental

The Company is subject to extensive environmental laws and regulations.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.  As of November 30, 2011, the Company is not aware of any material environmental remediation obligations.

Leases

As of November 30, 2011, we rent various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana and corporate housing in Richardson, Texas that total approximately 16,884 square feet at a cost of $22,027 per month for the remaining terms ranging from 9 months to 59 months.

Employment Agreement

Tommy Folsom has an employment agreement with the Company. Under the agreement, Mr. Folsom will serve as the Company's Executive Vice President and Director of Exploration and Production. The agreement provides for Mr. Folsom to receive a base salary of $20,000 per month (or $240,000 per year) and expires on December 31, 2016. Pursuant to the employment agreement, Mr. Folsom is entitled to receive an annual performance bonus based on performance objectives and parameters to be determined by the board. Mr. Folsom is also entitled to receive an initial stock option grant in an amount to be determined by the board. Neither the performance objectives and parameters nor the size of the initial stock option grant have been determined yet but both must be so determined pursuant to the agreement by December 31, 2011. Furthermore, regardless of whether the performance objectives and parameters are achieved, Mr. Folsom is guaranteed to receive an annual performance bonus of not less than $250,000. Pursuant to the employment agreement, Mr. Folsom is also eligible for annual discretionary bonus awards and equity grants as determined by the Company's board. The agreement provides that if Mr. Folsom is terminated by the Company without "Cause" or by Mr. Folsom for "Good Reason" (as each term is defined in the agreement), he will be entitled to receive all accrued payments owed to him under the agreement through the date of termination plus a lump sum payment equal to the lesser of three months of his base salary or the base salary for the remainder of the term.

NOTE 16. SUBSEQUENT EVENTS

During January 2012, the Company entered into an agreement with Sloane & Company, pursuant to which the Company engaged Sloane & Company as financial and corporate public relations and investor relations advisor to the Company in exchange for a monthly fee of $15,000.

During January 2012, the Company entered into an a Purchase and Sale Agreement with COG Operating LLC and Oxy USA Inc., pursuant to which the Company acquired from such parties a 100% working interest and 78% net revenue interest in approximately 320 acres of land located in Lea County, New Mexico for $50 per acre.

During January 2012, the Company engaged St. Bernard Financial Services, Inc. (“St. Bernard”) as a consultant to assist the Company with its acquisitions of stock of, and dealings with, Cross Border.  The Company agreed to pay St. Bernard $100,000 and issue it 100,000 shares of the Company’s common stock as consideration for its services to the Company.

On January 10, 2012, the Company entered into a stock purchase and sale agreement pursuant to which the Company acquired an aggregate of 250,929 shares of common stock of Cross Border in exchange for the issuance of 501,858 shares of the Company’s common stock.  The Company now owns approximately 29.9% of the outstanding shares of common stock of Cross Border.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Current Report on Form 8-K initially filed with the Securities and Exchange Commission on June 28, 2011, as amended on January 12, 2012, in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The following discussion should be read in conjunction with our Condensed Consolidated Interim Financial Statements and footnotes thereto contained in this report.

General and Business Overview

On March 22, 2011, Red Mountain entered into a Plan of Reorganization and Share Exchange Agreement, as amended on June 17, 2011 and June 20, 2011 (the “Share Exchange Agreement) with Black Rock pursuant to which Black Rock would be acquired by Red Mountain, a publicly traded shell company. On June 22, 2011, the transaction was completed and the reverse recapitalization with Red Mountain was completed. For accounting purposes, Black Rock was treated as the acquirer and the transaction was treated as a recapitalization. Red Mountain is a holding company that operates through its wholly owned subsidiaries, including Black Rock and RMR Operating, whose unaudited consolidated financial statements are discussed below.

We are an independent oil and gas company engaged in the acquisition, development and production of oil and natural gas, primarily in New Mexico and Texas. The Company is presently active in the Permian Basin, which is one of the most attractive basins in the United States.  The Company was incorporated on January 19, 2010 in the state of Florida as Teaching Time, Inc. which intended to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. In March 2011, we determined to enter into oil and gas exploration, development and production and changed our name to Red Mountain Resources, Inc. to better reflect that business plan.  The Company subsequently completed the reverse merger with Black Rock and changed management.

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

Recent Events

Prior to the closing of the transactions contemplated by the Share Exchange Agreement, we had loaned $5,750,000 in the form of secured promissory notes to Black Rock so Black Rock could proceed with the purchase of oil and gas assets known as the Madera assets located in New Mexico, and to fund a portion of its purchase of the Cross Border shares. The promissory notes were cancelled upon our acquisition of Black Rock. The Madera assets, which consist of leases and producing wells, were acquired by Black Rock in April 2011, prior to the closing of the transactions contemplated by the Share Exchange Agreement, for approximately $4,750,000.

On May 23, 2011, Black Rock entered into an agreement with Cross Border pursuant to which Black Rock purchased 2,136,164 Units of Cross Border in a Rule 506 offering for the purchase price of $3,204,261. The Units consist of 2,136,164 shares of Cross Border’s common stock and 2,136,164 common stock purchase warrants exercisable at $2.25 per share. Subsequent to such date, we and Black Rock acquired an additional 2,400,332 shares of common stock of Cross Border. As a result, we currently own approximately 29.9% of Cross Border’s outstanding common stock (not including the common stock purchase warrants held by Black).

On July 8, 2011, Black Rock entered into a PAMI that governed the relationship between Black Rock and certain other parties with respect to the Pawnee Prospect which is oil and gas leases in a defined area of Lea County, New Mexico. Pursuant to the PAMI and additional purchases, Black Rock has acquired oil and gas leases totaling 2,085 gross acres (2,045 net) and 7 wellbores in Lea County, New Mexico, which we refer to as the Pawnee Prospect. RMR Operating operates the Pawnee Prospect. We have drilled and completed the Good Chief #1 and the Big Brave #1 wells on the Pawnee Prospect. We have reentered the Maralo 16 State #10 and are currently reentering the Maralo 16 State #2.  The Good Chief #1, Big Brave #1 and Maralo 16 State #10 began production in December 2011.

In August 2011, we acquired a 100% working interest with a 75% net revenue interest in the “Martin Lease” in exchange for 320,000 shares of our common stock. We also acquired a 100% working interest with a 75% net revenue interest in the “Shafter Lake Lease” for $250,000 and 250,000 shares of our common stock. The Martin Lease is 320 gross/net acres located in Andrews County, Texas. The Martin Lease is held by production and is for all rights 5,000 feet and below the surface of the land. The target horizons associated with the Martin Lease are the Clearfork and Wichita Albany formations. The Shafter Lake Lease is approximately 185 gross/net acres located in Andrews County, Texas. The Shafter Lake Lease is held by production and is for all rights from surface to 4,250 feet below the surface of the land. The target horizons associated with the Shafter Lake Lease are the Grayburg and San Andres formations.

On October 25, 2011, Black Rock issued a convertible promissory note to Michael Garnick in a principal amount of $200,000. The promissory note was due and payable in full on April 15, 2013 and bore interest at the rate of 10% per annum. This note was issued to replace a prior note issued in May 2011. This note was repaid in full in November 2011.

In November 2011, we acquired 48 acres of surface property, working interest and net revenue interest and producing wells in the “Cowden Lease” for $1,150,000. The Cowden Lease is approximately 760 gross acres (740 net acres) located in Ector County, Texas. The target horizon associated with the Cowden Lease is the San Andres formation.

In November 2011, we completed our private placement of up to $25,000,000 in shares of common stock at an offering price of $1.00 per share. We sold an aggregate of 16,206,000 shares of common stock for an aggregate purchase price of $16,206,000 in the private placement. We have, as of November 30, 2011, used approximately $6,900,000 of the proceeds from the private placement for the Madera, Pawnee, Shafter Lake and Cowden acquisitions and approximately $3,400,000 of the proceeds for the Cross Border purchases. In connection with the private placement we granted to three investors each the right to purchase an additional $3,000,000 of shares of our common stock (or an aggregate of $9,000,000 of shares of common stock).  In December 2011, one of these investors fully exercised its right to purchase such shares.  We granted a 60-day extension to the other two investors to purchase their shares.

On November 16, 2011, the Company issued a senior secured promissory note to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (collectively, the “Lenders”), in an aggregate principal amount of up to $4,000,000. Upon issuance of the promissory note, the Lenders advanced $500,000 to the Company. Upon perfection of the Lenders’ security interest in the collateral for the promissory note, the Lenders advanced to us the remainder of the $4,000,000 for the acquisition of certain properties. The promissory note bears interest at a rate of 12% per annum and matures on November 16, 2012. On the date the promissory note was issued, the Company prepaid interest on the promissory note through November 30, 2011. Beginning on January 1, 2012, and on the first of each month thereafter until November 16, 2012, the Company will pay monthly installments of interest only. All accrued and unpaid interest and the unpaid principal balance are due and payable on the earlier of November 16, 2012 or the date the promissory note is terminated, whether by its terms, by prepayment or by acceleration. The promissory note is the Company’s senior obligation. All of the Company’s obligations under the promissory note are guaranteed, jointly and severally, by the Company’s wholly-owned subsidiaries, Black Rock and RMR Operating, (together, the “Subsidiaries”), pursuant to a guaranty agreement in favor of the Lenders, dated as of November 16, 2011. In addition, the promissory note will be secured by (a) first priority and second priority real property liens on the Company’s ownership or lease interest in certain developed and undeveloped oil and gas leases (including the properties to be purchased with the funds disbursed under the Note), together with all proceeds, interests, personal property and as-extracted collateral related to such interests, and (b) a stock pledge agreement with the Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of Cross Border owned by Black Rock. The Company also issued 200,000 shares of common stock as a fee to a broker that assisted the Company with obtaining the loan from the Lenders

On November 25, 2011, we issued a convertible promissory note to Personalversorge der Autogrill Schweiz AG in a principal amount of $1,500,000 and a convertible promissory note to Hohenplan Privatstiftung in a principal amount of $1,000,000. On November 30, 2011, we issued a convertible promissory note to SST Advisors, Inc. in a principal amount of $250,000. The promissory notes are due and payable on November 25, 2013 and bear interest at the rate of 10% per annum. Prior to payment in full of the entire balance of the promissory notes, the holders of the promissory notes have the option of converting all or any portion of the unpaid balance of the promissory notes (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share (or approximately 3,300,000 shares, assuming the principal and all accrued interest are converted in full on the maturity date), subject to adjustment upon certain events.

On November 30, 2011, we repaid all the principal and interest related to promissory notes from shareholders and non-shareholders that were due on that date, which amounted to $1,400,602.

Results of Operations

Three Months and Six Months Ended November 30, 2011 and 2010

The following table sets forth summary information regarding natural gas, oil and revenues, production, average product prices and average production costs and expenses for the three and six months ended November 30, 2011 and 2010, respectively. See a glossary of terms used below the table.

	Three months ended		Six Months ended
	November 30,		November 30,
	2011	2010	2011	2010
Revenues
Condensate	$30,935	$8,953	$44,195	$9,749
NGLs	$44,883	$10,259	$57,558	$19,333
Gas	$869,966	$893,795	$1,968,902	$1,805,600
Total oil and gas sales	$945,784	$913,006	$2,070,655	$1,834,682

Production
Condensate (Bbls)	341	130	487	141
NGLs (Gallons)	17,987	3,344	18,310	3,344
Gas (Mcf)	214,897	249,607	493,019	448,651
Total (MCFe)	219,513	250,865	498,557	449,974
Total (MCFe/d)	2,412	2,727	2,724	2,459

Average Prices
Condensate	$90.72	$68.87	$90.75	$69.14
NGLs	$2.50	$3.07	$3.14	$5.78
Gas	$4.05	$3.58	$3.99	$4.02
Total average price (per Mcf)	$4.31	$3.64	$4.15	$4.08

Costs and expenses (per Mcf)
Lease operating expense	$0.55	$0.11	$0.40	$0.13
Severance tax and marketing	$0.48	$0.44	$0.42	$0.50
Exploration expense	$0.18	$-	$0.09	$-
General & adminstrative expense	$4.91	$0.00	$3.45	$0.00
Depreciation, Depletion & acretion	$1.30	$0.80	$1.15	$0.80

General and adminstrative expense includes professional and consulting fees related to acquisitions and audit fees for retatement of Financial Statements and related SEC filings amounted to $.46 per MCFe for the three months ended November 30, 2011 and $.63 for six months ended November 30,2011.

Oil and gas production

Oil and gas production declined 31,352 Mcfe, or 12.5%, to 219,513 Mcfe for the three months ended November 30, 2011 from 250,865 Mcfe for the three months ended November 30, 2010.  Oil and gas production increased 10.8% to 498,559 Mcfe for the six months ended November 30, 2011 from 449,974 for the six months ended November 30, 2010. Production for the six months ended November 30, 2011 was 98.9% gas to 1.1% condensate and liquids versus 99.7% gas to 0.3% condensate and liquids for the six months ended November 30, 2010.  Our average daily production on a Mcfe basis decreased 11.5% to 2,412 Mcfe per day for the three months ended November 30, 2011 compared to 2,727 Mcfe per day for the three months ended November 30, 2010 period.  Our average daily production on a Mcfe basis increased 10.8% to 2,724 Mcfe per day for the six months ended November 30, 2011 compared to 2,459 Mcfe per day for the six months ended November 30, 2010 period. The net decrease in production was primarily due to the Villarreal #7 being shut-in for the entire six months ended November 30, 2011 accounting for approximately 15,200 Mcf of the decline. Also there was natural decline in the Frost wells mainly on wells #1 and #2 for approximately 2,350 Mcf for the six months ended November 30, 2011.  The remaining difference was natural declines in the Villarreal #11, #14 and #15 wells in Zapata County, Texas accounting for approximately 26,584 Mcf with an increase in production from the Madera #19-1 on the Madera Prospect adding approximately 4,900 Mcf for the six months ended November 30, 2011, an acquisition in Ector County, Texas occurring in the second quarter of fiscal year 2012 which accounted for approximately 265 barrels of oil.  We expect our oil and gas production to increase on the Villarreal properties because the new wells on Villarreal #14 and #15 only produced for one quarter in 2011, the Villarreal #7 is being reworked and is projected to be back on line in the second quarter of fiscal year 2012, the Villarreal #13R is currently producing and the Villarreal #2 is currently being drilled.  We expect full production from the Madera #19-1 for the remainder of fiscal year 2012. The Madera #24-1 was brought on line in December 2011, and we expect full production for the remainder of fiscal year 2012. We have drilled and completed the Madera #24-2H  and expect to have it on line in January 2012.  The Company successfully drilled two new oil wells, the Good Chief #1 and the Big Brave #1, on the Pawnee prospect. Both wells were completed and brought on line to production in December 2011. Finally, the Company reentered the Maralo 16 State #1 and brought it on line in December 2011.  We expect to see the ratio of gas to condensate, oil and liquids to decline resulting in a more favorable gas to oil ratio in the remainder of fiscal year ended May 31, 2012 due to the successful implementation of the Company’s development plan on the Pawnee Prospect and Madera Prospect.

Oil and gas revenue

Oil and gas sales increased $32,778 or 3.6%, for the three months ended November 30, 2011 to $945,784 from $913,006 for the three months ended November 30, 2010.  The substantial increase in oil and gas sales resulted from an overall increase in product prices of $.67 per equivalent Mcf for the three month comparative periods, which more than offset lower gas volumes.  Oil and gas sales increased $235,973 of 12.9% for the six months ended November 30, 2011 to $2,070,655 from $1,834,682 for the six months ended November 30, 2010. The increase in oil and gas sales principally resulted from the increased production as described above and improved oil and gas product prices for the six month comparative periods.  The average price for oil and gas sales increased 7 cents per equivalent Mcf for the six month comparative periods.

Operating expenses

Lease operating expense:  Our lease operating expenses increased $93,004 or 332% for the three months ended November 30, 2011 to $121,038 ($.55 per Mcfe) from $28,034 ($.11 per Mcfe) for the three months ended November 30, 2011. Lease operating expenses increased $140,646 or 232% for the six months ended November 30, 2011 to $201,193 ($.40 per Mcfe) from $60,547 ($.13 per Mcfe) for the six months ended November 30, 2011. Higher lease operating expenses were primarily due to bringing new wells into production for the Villarreal Property and the Madera Federal 19-1, workover expense on the Villarreal #7  and the addition of the Madera wells. We expect to see higher lease operating expenses in the remaining two quarters of our fiscal year ended May 31, 2012 due to the addition of the Cowden, Pawnee and Madera wells.

Severance taxes, marketing and transportation expense:  Our severance taxes decreased $2,005 or 4%, for the three months ended November 30, 2011, to $48,437 from $50,442 for the three months ended November 30, 2010.  All of the decrease is due to revised taxes calculated and paid by Conoco Phillips, operator of the Villarreal properties, for the prior periods passed through during the three months ended November 30, 2011.  Our severance taxes decreased $8,969 or 8.1%, for the six months ended November 30, 2011, to $101,846 from $110,815 for the six months ended November 30, 2010.  All of the decrease is due to revised taxes calculated and paid by Conoco Phillips, operator of the Villarreal properties, for the prior periods passed through during the six months ended November 30, 2011.  Marketing and gas transportation expenses declined $3,469 or 5.7%, for the three months ended November 30, 2011 to $57,422 from $60,891 for the three months ended November 30, 2010.  The decrease was due to a decrease in other deductions from oil and gas revenues paid by Conoco Phillips on the Villarreal properties for period ended November 30, 2011.  Marketing and gas transportation expenses declined $5,225 or 4.5%, for the six months ended November 30, 2011 to $109,742 from $114,967 for the six months ended November 30, 2010.  The decrease was due to a decrease in other deductions from oil and gas revenues paid by Conoco Phillips on the Villarreal properties during the six months ended November 30, 2011.

Exploration expense: The Company incurred $40,013 or $.18 per Mcfe and $43,763 or $.09 Mcfe on investigation of new unproved properties for the three and six months ended November 30, 2011, for which no rights were acquired.  Prior to the reverse merger such exploration and evaluation costs were incurred for Red Mountain, the acquired entity, by StoneStreet Operating Company, LLC, a related party entity.  Black Rock was the acquiring entity and had no such costs reported on its financial statements.  The comparative 2011 financial statements only reported the results of operations for Black Rock.

Depletion, depreciation and accretion:  Our depletion, depreciation and accretion increased $84,936, or 42.4%, to $285,156 for the three month period ended November 30, 2011 from $200,220 for the three months ended November 30, 2010 due to increased production in the 2012 period. The Company also opened an office in Dallas and purchased office furniture, fixtures and equipment and vehicles in the second quarter with depreciation of $7,056 on other Property, Plant & Equipment accounting for part of the increase and depletion on oil and gas properties accounting for $136,218.  Our depletion, depreciation and accretion increased $213,113, or 59.1%, to $573,483 for the six month period ended November 30, 2011 from $360,370 for the six months ended November 30, 2010 due to increased production in the 2012 period. The Company also opened an office in Dallas in the first quarter and purchased office furniture, fixtures and equipment and vehicles in the first and second quarters. Depreciation on other Property, Plant & Equipment accounted for 7,056 of the increase of 84,936 in the three month period ended November 30, 2011.  Depreciation on other Property, Plant & Equipment accounted for 10,634 of the 213,113 increase in the six month period ended November 30, 2011 of depletion on oil and gas properties.

General and administrative expense:  The Company incurred $1,077,771 for general and administrative expenses for the three months ended November 30, 2011.  The Company incurred $1,717,671 for general and administrative expenses for the six months ended November 30, 2011.  Prior to the reverse merger, such general and administrative expenses were incurred by Red Mountain, the acquired entity, or StoneStreet Group, a related party and the parent of StoneStreet Operating Company, LLC.   For the three months ended August 31, 2011, Black Rock was the acquiring entity and had no such costs reported on its financial statements.  The comparative 2011 financial statements only report the results of operations for Black Rock.  Included in general and administrative expense are professional fees of $14,229 for three months ended November 30, 2011 and $228,621 for six months ended November 30, 2011 related to potential acquisitions, including the acquisition of Black Rock.  These costs were expensed due to accounting standards which require that acquisition costs must be expensed rather than capitalized as part of the cost of the asset being acquired for years beginning in 2010.  Also, included in general and administrative expense are  audit and filing fees related to the restatement of Financial statements related to the change in accounting policy from full cost to successful efforts method of $86,344 for three months and six months ended November 30, 2011. The Company also opened an office in Dallas, Texas and incurred new office expenses, hired employees and incurred payroll and payroll taxes not previously incurred and incurred additional legal, consulting and audit fees related to the reverse merger and financing activities. We expect overall general and administrative costs to increase in the aggregate of 2012, but to continue to decline on a Mcfe basis due to the ongoing expansion activities of the Company.

Other income (expense)

Interest expense:  Our interest expense, net of interest income, increased $204,318, or 396 % to $255,860 for the three months ended November 30, 2011 from $51,542 for the three months ended November 30, 2010.  Our interest expense, net of interest income, increased 737% to $811,520 for the six months ended November 30, 2011 from $96,937.  These increases were due to additional notes payable issued in the six months ended November 30, 2011 amounting to an increase in expense of $86,624 and an increase of $427,907 for the amortization of short term debt issuance costs for the issuance of common shares with promissory notes.  The increase in interest expense was due to accrued interest expense of $62,982 on notes payable to shareholders and $64,771 on interest to First State Bank of Lonoke on notes payable and the revolving line of credit.

Net Income (loss):  We had a net loss of $2,162,274 for three month period ended November 30, 2011 compared to net income of $521,877 for three months ended November 30, 2010.  This was primarily due to an increase in general and administrative expenses of $1,077,711 incurred in the three months ended November 30, 2011 resulting from the hiring of additional staff the Dallas Office and incurring costs for an entire three month period and other activities discussed above, an increase in interest expense of $204,318 related to additional financing activities as discussed above, and an unrealized loss on warrant liability of $1,114,424.

We had a net loss of $4,891,605 for the six month period ended November 30, 2011 compared to net income of $1,091,046 for the six months ended November 30, 2010. This was due to six months of general and administrative expenses of $1,717,671as a result of opening the Dallas Office and hiring staff versus no general and administrative expenses for the comparable period with Black Rock which had no staff or offices. Also, we recorded an unrealized loss on warrant liability of $1,018,966 and a loss on the write-off of the Bamco Note Receivable for $2,724,701 during the six months ended November 30, 2011.

Our net loss per common share basic and diluted was $0.03 per share, for the three months ended November 30, 2011, compared to income per common share basic and diluted of $0.02 for the three months ended November 30, 2010.   Our weighted average shares were computed at 75,017,148 shares outstanding for the second quarter post-merger. Our net loss per common share basic and diluted was $.07 per share, for the six months ended November 30, 2011 compared to income per common share basic and diluted of $0.04 for the six months ended November 30, 2010. Our weighted average shares were computed at 65,356,935 shares outstanding for the six month period ended November 30, 2011.

Liquidity and Capital Resources

At November 30, 2011, the Company had a working capital deficit of $10,010,660.

During the six month period ended November 30, 2011, the Company received $1,747,828 from its operational activities.  Net loss of $4,891,605 was adjusted of non-cash items of $557,711 in depletion expenses, a $15,772 non-cash interest expense related to asset retirement obligations, a loss on the Bamco Replacement Note receivable of $2,724,701, amortization of debt issuance costs of $580,960, an increase in unrealized loss warrant liability of $1,018,966 and new adjustments this quarter resulting from accounting for the Company’s investment in Cross Border with the equity method resulting in an equity in earnings of  Cross Border of $188,212 and an unrealized gain on investment in Cross Border warrants of $528,189

During the six months period ended November 30, 2011, the Company invested $10,543,691.  The Company used $7,894,633 to drill wells and further develop leasehold for existing and acquired oil and gas working interests. Funds in the amount of $2,271,448 were used to purchase new leasehold, proved and developed, and tangible equipment acquired with those acquisitions.  Further, the Company used $336,678 to purchase land, make office leasehold improvements and purchase communication equipment, IT equipment and software, and other office equipment, furniture and fixtures. The company also decreased security deposits by $2,568 and increased its Notes Receivable by $43,500 in its investing activities.

During the six month period ended November 30 2011, the Company financed it operations and investments by issuance of common shares with net proceeds of $9,397,608, net proceeds of notes payable shareholders of $493,591 and note payables of $5,469,529, repayment of notes payable with shareholders of $2,891,590, and payment on other notes payable of $363,769,  net borrowings under Line of Credit of $771,892,  and a reverse merger adjustment of $132,314 and all of which accounted for the Company’s net financing activities of $11,465,792.

We generally will rely on cash generated from operations, borrowings under our line of credit and, to the extent that credit and capital market conditions will allow, public and private equity and debt offerings to satisfy our liquidity needs. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our line of credit, and more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings beyond our line of credit will be available or acceptable on our terms, or at all, in the foreseeable future.

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

We intend to fund future capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows, the proceeds of financing activities and, as necessary, borrowings under our line of credit and exercises of outstanding common stock options and warrants. As of November 30, 2011, we had approximately $2.8 million of cash on hand and $2.22 million available to borrow under our line of credit, for total liquidity of approximately $5.0 million on that date. From September 1, 2011 through October 20, 2011, we realized additional net proceeds from issuance of common stock totaling approximately $8.96 million.

There are several factors that will affect our liquidity for the remainder the fiscal year 2012. We anticipate having increased operating cash flows as a result of the successful results of our ongoing development program and potential acquisitions, offset by increased interest expense due to higher debt levels. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from increased development and subsequent acquisition activity of the Company.  We expect the additional operating cash flows, additional liquidity under the line of credit, and cash provided by the issuance of equity securities in 2011 to provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements until the end of the third quarter of the 2012 fiscal year.

The following table summarizes our sources and uses of cash for the periods noted:

	Six Months Ended November 30,
	(In thousands)
	2011	2010
Cash flows from operating activities	$1,748	$978
Cash flows from investing activities	(10,543)	(32)
Cash flows from financing activities	11,465	(932)
Net increase in cash and cash equivalents	$2,670	14

Operating Activities

In comparing the six month periods ended November 30, 2010 and 2011, our cash flows from operations increased by approximately $770,000.  The Company experienced a net loss of operations of $4,891,605 for the six month period ended November 30, 2011 compared to net income of $1,091,046 for the period ended November 30, 2010. However, the Company incurred non-cash expenses when added back to net income amounted to $1,833,432. These expenses included an increase of Depreciation, Depletion & Amortization from the previous year of $197,341. Equity in earnings of Cross Borders was a loss $188,212 with no loss in the previous year.  An increase in accretion of Asset retirement obligations of $11,697 for the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010.  Amortization of debt issuance costs of $580,960, with no corresponding costs in 2010. The Company incurred an unrealized loss on warrant liability of $1,018,966; and, the loss on the Bamco Note Receivable of $2,724,701.  The Company also incurred an increase in working capital of $351,251.  This was the result of decreases in working capital caused by net increases in oil and gas receivables and other receivables of $49,700, decrease for prepaid expenses of $817,973, an increase for accrued expenses of $353,890, a decrease for restricted cash of $275,572 and an increase in working capital from an increase in accounts payable and accounts payable related parties of $3,314,624.

Investing Activities

Our cash flows used in investing activities for the six months ended November 30, 2011 increased by $10,511,464 from the investing activities for the six month period ended November 30, 2010.  The increase in investment was due to a substantial increase in drilling expenditures and development of leaseholds of $7,862,406 in the Company’s oil and gas properties. The Company made acquisitions of new leaseholds, developed and undeveloped, and tangible well equipment acquired with those acquisitions amounting to $2,271,448 with no acquisitions made in the six month period ended November 30, 2011.  The Company also invested $336,678 in land, office leasehold and office equipment, furniture and fixtures with no comparable investment made for the six month period ended November 30, 2010. The Company experienced an increase in the Bamco Note Receivable amounting to $43,500 and a decrease in security deposits of $2,568.

Financing Activities

Our cash flows from financing activities amounted to $11,465,792. We had repayment to the revolving line of credit of $(771,892) for the period ended November 30, 2011 versus no line of credit existing for the period ended November 30, 2010.  The Company issued approximately 10,136,049 shares of its common stock valued at $1 per share in a private placement, which net of issuance costs, amounted to $9,397,608.  Our issuance of notes payable with shareholders increased by $493,591 with repayments of notes payable with shareholders increased by $2,891,590 for the six month period ended November 30, 2011 with no notes payable with shareholders outstanding as of November 30, 2010.  The Company received net proceeds of $5,469,529 from the issuance of notes payable for the period ended November 30, 2011 with no notes payable issued for the six month period ended November 30, 2010; but experience a net decrease in payments to notes payable of $379,987 for the six month period ended November 30, 2011 from the six month period ended November 30, 2010.

Contractual Commitments

Our contractual commitments consist of notes payable, accrued interest on notes payable, a line of credit, accrued interest on the line of credit, operating lease obligations, asset retirement obligations, drilling contract commitments and employment agreements with executive officers.

Our notes payable consists of 7 separate notes. Interest on the notes payable is fixed and varies from 6.09% to 12.0%.

As of November 30, 2011, we rent various office spaces in Dallas, Texas, Midland, Texas, and Lafayette, Louisiana and corporate housing in Richardson, Texas that total approximately 16,884 square feet at a cost of $22,027 per month for the remaining terms ranging from 9 to 59 months.

The following table summarizes our contractual commitments as of November 30, 2011:

Contractual Obligations	Total	2011	2012 - 2013	2014 -2015	After 2015
Line of Credit (1)	$1,231,702	$-	$1,231,702	$-	$-
Interest on Line of Credit (2)	$115,293	$6,199	$109,094	$-	$-
Operating lease obligations (3)	$809,569	$21,975	$464,061	$236,420	$87,112
Asset retirement obligations (4)	$642,076	$-	$-	$-	$642,076
Employment agreements with executive officers	$2,503,750	$58,750	$975,000	$980,000	$490,000
Drilling contract commitment (5)	$2,786,449	$1,788,750	$997,699	$-	$-
Total	$8,088,839	$1,875,674	$3,777,557	$1,216,420	$1,219,188

(1)	See Note 9 to our consolidated financial statements for a discussion of our line of credit.
(2)	Interest payments have been calculated by applying the interest at the bank's interest rate plus 275 basis points, which as of November 30, 2011 was 6.039% on our revolving line of credit facility.
(3)	Operating lease obligations are for office space and equipment.
(4)	Note 10 to our consolidated financial statements for a discussion of our asset retirement obligations.
(5)
Drilling contract commitments include the Villareal #2 in January 2012, the completion of the Madera 24-2H in December 2011 and January 2012, the re-entry of two wells on the Pawnee Prospect in December 2011 and the re-entry of an additional well on the Pawnee Prospect in February 2012

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of November 30, 2011, the off-balance sheet arrangements and transactions that we have entered into are solely operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Some of the information below contains forward-looking statements. The primary objective of the following information is to provide forward looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and gas prices and other related factors. The disclosure is not meant to be a precise indicator of expected future losses, but rather an indicator of reasonably possible losses. This forward-looking information provides an indicator of how we view and manage our ongoing market risk exposures. Our market risk sensitive instruments were entered into for commodity derivative and investment purposes, not for trading purposes.

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

Evaluation of disclosure controls and procedures

Management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of November 30, 2011. Based on this evaluation, the Executive Officer and Principal Financial and Accounting Officer have concluded that, as of November 30, 2011, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

During the course of our assessment, management identified material weaknesses relating primarily to documenting our financial transactions and preparing our financial statements and notes thereto in a timely fashion.  We have a lack of staffing within our accounting department performing our financial and accounting functions. Furthermore, as a newly public company, management and the accounting department is still adjusting to the requirements of being a public company.  Although we will seek to rectify these situations as quickly as possible during the fiscal year, it may take time to do so.  Management believes the short time period in which the new staff had been hired and assigned their duties and the shortage of qualified accounting and financial personnel performing the financial reporting function, and in turn the inability to properly record our financial transactions and prepare our financial statements in a timely manner, amounts to a material weakness in our internal control over financial reporting. We will continue to evaluate the employees involved, the need to engage outside consultants with accounting and tax expertise to assist us in accounting for complex transactions and the hiring of additional accounting staff to timely prepare our financial statements.

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

See Note 15 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1
Form of securities purchase agreement for purchase of shares of Cross Border Resources, Inc. (incorporated by reference to Exhibit 10.14 filed with Red Mountain’s Current Report on Form 8-K/A filed with the SEC on January 12, 2012).

10.2
Stock Pledge Agreement between the Company and Hyman Belzberg, William Belzberg and Cado Management, Inc. (incorporated by reference to Exhibit 10.20 filed with Red Mountain’s Current Report on Form 8-K/A filed with the SEC on January 12, 2012).

31.1	Section 302 Certification by principal executive officer

31.2	Section 302 Certification by principal accounting and financial officer

32	Section 906 Certification by principal executive officer and principal accounting and financial officer

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended November 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 17, 2012

RED MOUNTAIN RESOURCES, INC.

/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer (Principal Executive Officer)

/s/ John T. Hanley
John T. Hanley
Executive Vice President and Director of Finance (Principal Financial
and Accounting Officer)