Form 10-Q
period 2012-02-29
RED MOUNTAIN RESOURCES, INC.
filed 2012-04-16
CIK 1483496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

As of April 11, 2012, there were 82,957,468 shares of our common stock, par value $.00001 per share, issued and outstanding.

RED MOUNTAIN RESOURCES, INC.

FORM 10-Q FOR THE QUARTER ENDED FEBRUARY 29, 2012

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Red Mountain Resources, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	February 29, 2012	May 31, 2011
		(as restated)
ASSETS

Current assets:
Cash and Cash Equivalents	$921,991	$120,860
Restricted Cash	301,902	-
Accounts Receivable – Oil and Natural Gas Sales	1,461,937	536,191
Accounts Receivable Other	287,683	-
Inventory	107,156	-
Debt Issuance Costs	505,884	-
Prepaids and Other Current Assets	418,798	5,001
Total Current Assets	4,005,351	662,052

Long Term Investments:
Investment in Cross Border Resources, Inc.	9,241,115	4,102,942
Oil and Gas Properties, Successful Efforts Method
Proved Properties	26,002,971	9,292,797
Unproved Properties	1,584,662	239,393
Other Property & Equipment	557,106	-
Less Accumulated Depreciation and Depletion	(1,911,062)	(716,656)
Oil and Gas Properties, net	26,233,677	8,815,534

Other Assets:
Due From Related Party	-	25,090
Security Deposit	27,222	10,805

Total Assets	$39,507,365	$13,616,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$5,965,955	$487,559
Accounts Payable - Related Party	263,423	3,079
Revenues Payable	843,783	-
Accrued Expenses	636,376	126,874
Line of Credit	1,137,280	2,003,594
Notes Payable, current portion	4,000,000	2,052,857
Notes Payable to Related Party	-	5,750,000
Total Current Liabilities	12,846,817	10,423,963
Long-term Liabilities:
Convertible Notes Payable, Net of Discount of $1,393,039	1,356,961	-
Notes Payable	2,425,960	-
Stock Issuance Liability	67,945	600,000
Warrant Liability	2,145,596	-
Asset Retirement Obligation	821,360	239,536
Total Long-term Liabilities	6,817,822	839,536
Total Liabilities	19,664,639	11,263,499

Stockholders' Equity:
Common Stock, $0.00001 par value; 500,000,000 shares authorized; 82,621,104 and 27,000,000 shares issued and outstanding as of February 29, 2012 and May 31, 2011, respectively	826	270
Additional Paid In Capital	24,869,874	-
Retained Earnings (Accumulated Deficit)	(5,027,974)	2,352,654
Total Stockholders' Equity	19,842,726	2,352,924
Total Liabilities and Stockholders' Equity	$39,507,365	$13,616,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Red Mountain Resources, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the three month periods ended		For the nine month periods ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenue:
Oil and Gas Sales	$1,709,051	$1,018,240	$3,779,706	$2,852,922

Operating Expenses:
Exploration Expense	48,286	-	92,049	-
Production Taxes	118,948	50,442	220,794	175,747
Lease Operating Expenses	487,366	28,034	688,558	107,681
Gas Transportation and Marketing expenses	32,567	60,886	142,310	177,398
Depreciation, Depletion and Amortization	636,325	191,239	1,194,036	551,609
Accretion of Discount on Asset Retirement Obligation	13,143	-	28,915	-
General and administrative expense	1,760,701	215,001	3,478,372	215,006
Total Operating Expense	3,097,336	545,602	5,845,034	1,227,441

Income (Loss) from Operations	(1,388,285)	472,638	(2,065,328)	1,625,481

Other Income (Expense):
Interest Income	-	-	648	23
Change in Fair Value of Warrant Liability	(157,860)	-	(1,176,828)	-
Unrealized Gain (Loss) on Investment in Cross Border Warrants	(33,726)		494,463	-
Interest Expense	(649,583)	(51,542)	(1,461,103)	(147,206)
Equity in Earnings of Cross Border Resources, Inc.	(259,567)	-	(447,779)	-
Loss on Note Receivable	-	-	(2,724,701)	-
Total Other Income (Expense)	(1,100,736)	(51,542)	(5,315,300)	(147,183)

Income (Loss) Before Income Taxes	(2,489,021)	421,096	(7,380,628)	1,478,298

Income Tax Provision	-	-	-	-

Net Income (Loss)	$(2,489,021)	$421,096	$(7,380,628)	$1,478,298

Basic and Diluted Earnings (Loss) Per Common Share	$(0.03)	$0.02	$(0.10)	$0.05
Basic and Diluted Weighted Average Common Shares Outstanding	81,189,671	27,000,000	70,659,413	27,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Red Mountain Resources, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the nine month periods ended

	February 29,	February 28, 2011
	2012	(as restated)
Cash Flow from Operating Activities:
Net Income (loss)	$(7,380,628)	$1,478,298
Adjustments to Reconcile Net Income (loss) to Net cash from operating activities:
Depreciation, depletion and amortization	1,194,036	551,609
Equity in earnings of Cross Border Resources, Inc.	447,779	-
Issuance of stock for consulting services	152,000	-
Share-based compensation expense	67,945	-
Accretion of asset retirement obligations	28,915	6,697
Amortization of debt issuance costs	971,429	-
Unrealized loss on warrant liability	1,176,826	-
Unrealized gain on investment in Cross Border Warrants	(494,463)	-
Loss on notes receivable	2,724,701	-
Change in Working Capital:
Accounts receivable oil and gas sales	(925,746)	(545,037)
Accounts receivable, other	(287,683)
Accounts receivable related party	25,090	(33,511)
Increase in crude oil inventory	(107,156)
Increase in prepaid expenses & other current assets	(434,086)	-
Accounts payable	1,079,996	59,075
Accrued expenses	(371)	215,000
Restricted cash	(301,902)	(25,000)
Accounts payable related party	260,344	10,475
Net cash (used in) provided by operating activities	(1,802,974)	1,717,606

Cash Flow from Investing Activities:
Additions to oil and gas properties	(9,556,455)	(36,120)
Acquisition of oil and gas properties	(2,421,830)	-
Additions to other property and equipment	(560,869)	-
Net cash used by investing activities	(12,539,154)	(36,120)

Cash Flow from Financing Activities:
Net borrowings under line of credit	(866,314)	(556,563)
Net proceeds from issuance of common shares	12,473,208	-
Net proceeds from issuance of notes payable	6,263,365	3,892
Net borrowings from notes payables to shareholders	(2,497,999)	-
Reverse merger recapitalization	132,314	-
Payment on note payable	(206,074)	(771,808)
Net borrowings from notes payable to related party	(155,241)	-
Distribution to members	-	(318,301)
Net cash provided by (used by) financing activities	15,143,259	(1,642,780)

Net change in cash and equivalents	801,131	38,706
Cash Beginning of Period	120,860	133
Cash End of Period	$921,991	$38,839
Supplemental Disclosure of Cash flow information
Cash paid during the period for Interest	$1,248,781	$140,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Red Mountain Resources, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in- Capital	Retained Earnings	Total

Balances, June 1, 2011	27,000,000	$270	$-	$2,352,654	$2,352,924
Recapitalization Adjustment as a result of reverse merger	36,870,000	369	5,776,540		5,776,909
Issuance of shares in Private Placement, net of offering costs of $3,687,084	10,136,000	101	6,448,815		6,448,916
Exercise of warrants	2,727,272	27	4,082,927		4,082,954
Issuance of shares to brokers	313,875	3	313,872		313,875
Issuance of shares for debt issuance costs	200,000	2	317,998		318,000
Issuance of warrants	-	-	801,323		801,323
Issuance of shares for services	100,000	1	151,999		152,000
Issuance of shares for Investment in Cross Border Resources, Inc.	4,803,957	48	4,803,905		4,803,953
Issuance of shares in other acquisitions	570,000	6	569,994		570,000
Convertible notes payable beneficial conversion discount			1,602,500		1,602,500
Cancelation of shares with Black Rock Capital, Inc.	(100,000)	(1)	1		-
Net Loss for the period ended February 29, 2012				(7,380,628)	(7,380,628)
Balances, February 29, 2012	82,621,104	$826	$24,869,874	$(5,027,974)	$19,842,726

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

Liquidity

The Company expects to make significant capital expenditures in the foreseeable future relating to drilling existing proved and undeveloped reserves and the acquisition of other producing oil and gas properties. Management believes it will be successful in obtaining adequate sources of cash to fund the Company’s anticipated capital expenditures through the end of fiscal year 2012 and to follow through with plans for continued investments in oil and gas properties.

The Company's success, in part, depends on its ability to generate additional financing and on its ability to effectively manage growth and develop proven reserves. It is anticipated that these exploration activities together with others that may be entered into may impose financial requirements which may exceed the existing working capital of the Company. Management may raise additional equity and/or debt capital to satisfy the Company’s working capital needs. However, if additional financing is not available, the Company may be compelled to reduce the scope of its business activities. The unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Principles of Consolidation

The consolidated financial statements include the accounts of Red Mountain and its wholly-owned subsidiaries, Black Rock and RMR Operating. All significant intercompany balances and transactions have been eliminated. As of  February 29, 2012, the Company had a 29.95% interest in Cross Border Resources Inc. (“Cross Border”), a public company, which is accounted for under the equity method and therefore has not been consolidated into these financial statements.

Use of Estimates

In the course of preparing the condensed consolidated financial statements, management makes various assumptions, judgments and estimates to determine the reported amount of assets, liabilities, revenue and expenses, and in the disclosures of commitments and contingencies. Changes in these assumptions, judgments and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ from amounts initially established. Significant areas requiring the use of assumptions, judgments and estimates include (1) oil and gas reserves; (2) cash flow estimates used in impairment of oil and gas properties; (3) depreciation, depletion and amortization; (4) asset retirement obligations; (5) assigning fair value and allocating purchase price in connection with business combinations; (6) accrued revenue and related receivables; (7) accrued liabilities; (8) valuation of investment in Cross Border and Bamco Replacement Note receivable; and (9) valuation of common stock warrants. Although management believes these estimates are reasonable, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of less than 90 days to be cash equivalents.

Restricted Cash

Restricted cash of $301,902 represents cash placed in escrow with state and federal agencies that is pledged for the satisfaction of liabilities or performance guarantees.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable from joint interest owners consist of uncollateralized joint interest owner obligations due within 30 days of the invoice date. Accounts receivable, oil and natural gas sales, consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 20 to 60 days from the end of the month of production. No interest is charged on past-due balances. The Company provides for a reserve against receivables for estimated losses that may result from a customer's inability or unwillingness to pay. The allowance for doubtful accounts is estimated primarily based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable. Recoveries of previously written-off accounts are recorded when collected. As of February 29, 2012, there was no reserve established as all amounts were deemed collectible.

Investments

Investments in companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Consolidated Statements of Operations, and the Company’s carrying value in an equity method investee company is reflected in the Company’s Consolidated Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period; any impairment found to be other than temporary would be recorded through earnings.

Inventory

Our inventory of $101,156 consists of crude oil held in storage tanks. Inventory is stated at the lower of actual cost or market prices.

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

Capitalized amounts attributable to proved oil and gas properties are depleted by the unit-of-production method over proved reserves using the unit conversion ratio of six mcf of gas to one bbl of oil. Depreciation and depletion expense for oil and gas producing property and related equipment was $1,162,339 and $551,242 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. The Company recorded no unproved property impairment during the quarter ended February 29, 2012.

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

Concentrations

Approximately two-thirds of our revenues during the third quarter of 2012 were concentrated with one oil purchaser from Company operated wells. Substantially all oil and gas receivables are considered current as of February 29, 2012.

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

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, receivables, investment in Cross Border warrants payables, and notes payable and lines of credit. The carrying amounts of cash and cash equivalents, receivables, payables and short-term debt approximate fair value due to the highly liquid or short-term nature of these instruments.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. ASU 2011-04 will be effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company believes that the adoption of this standard will not materially expand the consolidated financial statement footnote disclosures.

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

The change resulted in a decrease in depletion expense and accumulated depletion of $116,930 and $486,758 for the three and nine months ended February 29, 2012 and a decrease of $81,529 and $304,553 for the three and nine months ended February 28, 2011.  There was no change in gross oil and gas properties between the two methods, because Black Rock had incurred no geological costs, dry holes, or impairment.   The change increased income from operations by $116,930 and $486,758 for the three and nine months ended February 29, 2012 as reported on the Statement of Operations and increased retained earnings by $779,074 as reported on the Balance Sheet and Statement of Stockholders’ Equity. The change did not impact cash flows from operations, investing or financing activities.

A comparison of the Company’s net income, earnings per share, oil and gas properties and accumulated deficit under the Successful Efforts Method of Accounting and the full cost method as disclosed herein, as follows:

Income Statements
February 29, 2012	Three Months Ended February 29, 2012			Nine Months Ended February 29, 2012
		As computed			As computed
	As computed	Under	Effect	As computed	Under	Effect
	Under Full Cost	Successful Efforts	of Change	Under Full Cost	Successful Efforts	of Change
Revenue:
Oil and Gas Sales	$1,709,051	$1,709,051	$-	$3,779,706	$3,779,706	$-

Operating Expenses:
Exploration Expense	48,286	48,286	-	92,049	92,049	-
Production Taxes	118,948	118,948	-	220,794	220,794	-
Lease Operating Expenses	487,366	487,366	-	688,558	688,558	-
Gas Transportation and Marketing expenses	32,567	32,567	-	142,310	142,310	-
Depreciation, Depletion and Amortization	766,398	649,468	(116,930)	1,709,709	1,222,951	(486,758)
General and administrative expense	1,760,701	1,760,701	-	3,478,372	3,478,372	-
Total Operating Expense	3,214,266	3,097,336	(116,930)	6,331,792	5,845,034	(486,758)

Income (loss) from Operations	(1,505,215)	(1,388,285)	116,930	(2,552,086)	(2,065,328)	486,758

Total Other Income (Expense)	(1,100,736)	(1,100,736)	-	(5,315,300)	(5,315,300)	-

Net Income (Loss) before income taxes	(2,605,951)	(2,489,021)	116,930	(7,867,386)	(7,380,628)	486,758

Income Tax Provision	-	-	-	-	-	-

Net Income (Loss)	(2,605,951)	(2,489,021)	116,930	(7,867,386)	(7,380,628)	486,758

Net income(loss) per share-Basic and Diluted	$(0.03)	$(0.03)	$0.00	$(0.11)	$(0.10)	$0.01
Basic and Diluted Weighted Average Common Shares Outstanding	81,189,671	81,189,671	-	70,659,413	70,659,413	-

Income Statements
February 28, 2011	Three Months Ended February 28, 2011			Nine Months Ended February 28, 2011
		As computed			As computed
	As computed	Under	Effect	As computed	Under	Effect
	Under Full Cost	Successful Efforts	of Change	Under Full Cost	Successful Efforts	of Change
Revenue:
Oil and Gas Sales	$1,018,240	$1,018,240	$-	$2,852,922	$2,852,922	$-

Operating Expenses:
Exploration Expense	-	-	-	-	-	-
Production Taxes	50,442	50,442	-	175,747	175,747	-
Lease Operating Expenses	28,034	28,034	-	107,681	107,681	-
Gas Transportation and Marketing expenses	60,886	60,886	-	177,398	177,398	-
Depreciation, Depletion and Amortization	272,768	191,239	(81,529)	856,162	551,609	(304,553)
General and administrative expense	215,001	215,001	-	215,006	215,006	-
Total Operating Expense	627,131	545,602	(81,529)	1,531,994	1,227,441	(304,553)

Operating Income (Loss)	391,109	472,638	81,529	1,320,928	1,625,481	304,553

Total Other Income (Expense)	(51,542)	(51,542)	-	(147,183)	(147,183)	-

Net Income (Loss)	339,567	421,096	81,529	1,173,745	1,478,298	304,553

Income Tax Provision	-	-	-	-	-	-

Net Income	339,597	421,096	81,529	1,173,745	1,478,298	304,553

Basis and Diluted earnings per share	$0.01	$0.02	$0.00	$0.04	$0.05	$0.01
Basic and Diluted Weighted Average Common Shares Outstanding	27,000,000	27,000,000	-	27,000,000	27,000,000	-

Balance Sheet		As computed
February 29, 2012	As computed	Under	Effect
	Under Full Cost	Successful Efforts	of Change

Total Current Assets	$4,005,351	$4,005,351	$-
Total Long Term Investments	9,241,115	9,241,115	-
Oil and Gas Properties
Proved Properties	26,002,971	26,002,971	-
Unproved Properties	1,584,662	1,584,662	-
Other Property, Plant & Equipment	557,106	557,106	-
Less Accum Depreciation and Depletion	(2,690,136)	(1,911,062)	779,074
Other Assets	27,222	27,222	-
Total Assets	$38,728,291	$39,507,365	$779,074

Total Current Liabilities	$12,846,817	$12,846,817	$-
Total Non Current Liabilities	6,817,822	6,817,822	-

Common Stock	826	826	-
Additional Paid In Capital	24,869,872	24,869,872	-
Retained Earnings (Accumulated Deficit)	(5,807,046)	(5,027,972)	779,074
Total Stockholder's Equity	19,063,652	19,842,726	779,074
Total Liabilities and Stockholder's Equity	$38,728,291	$39,507,365	$779,074

Balance Sheet		As computed
May 31, 2011	As computed	Under	Effect
	Under Full Cost	Successful Efforts	of Change

Total Current Assets	662,052	662,052	-
Total Long Term Investments	4,102,942	4,102,942	-
Oil and Gas Properties
Proved oil and gas properties	9,532,190	9,292,797	(239,393)
Unproved Property		239,393	239,393
Less Accumulated Depreciation and Depletion	(977,274)	(716,656)	260,618
Oil and Gas Properties, net	8,554,916	8,815,534	260,618
Other Assets	35,895	35,895	-
Total Assets	13,355,805	13,616,423	260,618

Total Current Liabilities	11,023,963	11,023,963	-
Total Non Current Liabilities	239,536	239,536	-
Stockholders' Equity	2,092,306	2,352,924	260,618
Total Liabilities and Stockholders' Equity	13,355,805	13,616,423	260,618

NOTE 4. OIL AND GAS PROPERTIES

Villarreal - Zapata County, Texas

The purchase price of this property was approximately $3,100,000, and included a prepaid drilling credit from the well operator of approximately $680,000. At acquisition, there were eight producing wells on this property. Black Rock acquired the approximate 13.942% working interest and 10.46% net revenue interest in seven of the producing wells and remaining leasehold. Black Rock also acquired approximately a 15.65% working interest and 11.74% net revenue interest in one producing well. During the period ended February 29, 2012, Black Rock elected to participate in all of the drilling operations commenced by the operator of the property, ConocoPhillips. Those drilling operations included capital expenditures on two wells plus drilling three new wells. Total development costs incurred by Black Rock during the three month period ended February 29, 2012, were approximately $561,314.

Frost Bank - Duval County, Texas

The purchase price of this property was approximately $200,000. At acquisition, there were five producing wells. Black Rock acquired an approximate 31.968% working and 23.976% net revenue interest in the well production. No drilling activity occurred during the period ended February 29, 2012. RMR Operating is the operator of the Frost Bank lease.

Resendez and LaDuquesa - Zapata County, Texas

The purchase price of this property was approximately $36,000. At acquisition, there were two producing and two shut in wells. Black Rock acquired an approximate 23.125% and 50.007% working interest in Resendez and LaDuquesa, respectively, and 17.34% and 37.56% net revenue interest in the well production for Resendez and LaDuquesa, respectively. No drilling activity occurred during the period ended February 29, 2012. RMR Operating is the operator of the Resendez and LaDuquesa leases.

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

The Company agreed to drill one test well to at least 9,000 feet by November 1, 2012 or incur $15,000 per month penalty until completed. We have drilled and completed the Madera 24-2H to fulfill this obligation.  Upon commencement of the Madera 24-2H, the Company owned approximately 39.68% working interest and 29.76% net revenue interest; however, a portion of the other working interest owners elected not to participate in the drilling and completion of the Madera 24-2H.  As a result of these non-consents, the Company increased its ownership to approximately 96.5% working interest and 72.38% net revenue interest.  RMR Operating is the operator of the Madera leases. Total development costs incurred by Black Rock during the three month period ended February 29, 2012 were approximately $5,676,250.

Pawnee Prospect – Lea County, New Mexico

On July 8, 2011, Black Rock entered into a Purchase and Area of Mutual Interest Agreement (“PAMI”), effective as of July 1, 2011, that governed the relationship between Black Rock and certain other parties with respect to oil and gas leases in the Permian Basin (the “Pawnee prospect”) in which Black Rock acquired an 82% ownership interest. Pursuant to the PAMI on July 25, 2011, Black Rock acquired the remaining 18% ownership interest in the land from such other parties. The total acquisition cost was $439,222 or $350 per acre.  Pursuant to the PAMI, on July 27, 2011, Black Rock acquired an 87.5% working interest with a 66.94% net revenue interest for $98,000 or $350 per acre.  Additionally pursuant to the PAMI, on July 27, 2011, Black Rock acquired a 100% working interest with a 76.5% net revenue interest in one lease; a 100% working interest with a 75% net revenue interest in three leases; and a 100% working interest with a 77.75% net revenue interest in four leases. The total acquisition cost was $114,000 or $600 per acre. RMR Operating is the operator of the Pawnee leases.

In December 2011, Black Rock acquired a 100% working interest and a 78% net revenue interest from COG Operating, LLC and Oxy USA, Inc. in a lease for $16,000. In December 2011, Black Rock acquired 7 wellbores from Draco Energy, Inc. for the assumption of the plugging liability.

Two wells were completed and brought online on the Pawnee prospect during the quarter ended February 29, 2012: the Big Brave #1 and the Good Chief #1. Total well costs capitalized for the Pawnee prospect as of February 29, 2012 were $5,151,531.

The total cost of the Pawnee prospect was $6,064,076, which includes acquisition and closing costs. $46,713 in leasehold costs associated with proved reserves was reclassified as proved property from unproved property during the quarter, leaving $686,376 in leasehold costs associated with unproved property as of February 29, 2012. We have excluded $179,000, related to the Pawnee prospect, from depletion. Total costs incurred by Black Rock during the three month period ended February 29, 2012 were approximately $856,988.

Martin Prospect – Andrews County, Texas

On August 16, 2011, Black Rock acquired a 100% working interest with a 75% net revenue interest in the "Martin Lease" in exchange for 320,000 shares of Red Mountain's common stock. The fair value of assets acquired was $320,000. The Martin Lease is held by production and is for all rights 5,000 feet and below the surface of the land. In the event the Company elects to perform operations on this property, RMR Operating will be the operator.

Shafter Lake Prospect – Andrews County, Texas

On August 16, 2011 Black Rock acquired a 100% working interest with a 75% net revenue interest in the “Shafter Lake Lease” for $250,000 and 250,000 shares of Red Mountain’s common stock.  The fair value of assets acquired was $500,000. The Shafter Lake Lease is held by production and is for all rights from surface to approximately 4,520 feet below the surface of the land. In the event the Company elects to perform operations on this property, RMR Operating will be the operator.

The Martin and Shafter Lake prospects were unproved properties for the quarter ended February 29, 2012 and had no proved reserves associated with these prospects.

Cowden Leasehold Interests– Ector County, Texas

On November 1, 2011 Black Rock acquired the “Cowden Leasehold Interests” and certain surface property located within the Cowden Leases for $1,150,000. The fair value of assets acquired was $1,556,384, offset by an asset retirement obligation of $406,384. At acquisition, the Cowden Leases contained 17 producing wells. Black Rock acquired 100% working interest with a 75% net revenue interest in two leases; a 100% working interest with a 79.375% net revenue interest in one lease; and a 75% working interest with a 62.8% net revenue interest in one lease. RMR Operating is the operator of the Cowden Lease.

Total unproved property costs, comprised of leasehold costs, amounted to $1,584,662 as of February 29, 2012.

NOTE 5. INVESTMENT IN CROSS BORDER RESOURCES, INC.

On May 23, 2011, the Company entered into a securities purchase agreement with Cross Border, pursuant to which the Company purchased 2,136,164 units of Cross Border. Each unit included one share of common stock of Cross Border and one warrant to acquire an additional share of common stock of Cross Border. The aggregate purchase price of the units was $3,204,261. The warrants have an exercise price of $2.25 per share. The warrants are exercisable for a five year term and became exercisable on the sixth month anniversary of the issuance date. The warrants, however, are subject to a cap that precludes the holder from exercising the warrants if after such exercise the holder, alone or with its affiliates, would be the beneficial owner of more than 19.99% of Cross Border’s common stock unless a majority of the holders of Cross Border’s common stock approve such exercise.

During 2011, the Company entered into multiple stock purchase and sale agreements pursuant to which the Company acquired 2,701,261 shares of common stock of Cross Border from third parties in exchange for the issuance of 4,803,957 shares of the Company's common stock and $287,532 in cash. Accordingly, as of February 29, 2012, the Company owned approximately 29.95% of Cross Border’s outstanding common stock.

As a result of the Company’s 29.95% ownership of Cross Border’s outstanding common stock the Company now reflects its investment in Cross Border as an equity method investment and has retroactively reflected the effect of the change in accounting for the investment in Cross Border to present it as a step acquisition of an equity method investment. No goodwill was recorded as a result of this acquisition.  The difference, between the Company’s gross investment of $7,957,931 in Cross Border, and equity share of net assets, totaling $5,227,006, has been allocated to the Company’s investment in Cross Border’s oil and gas properties.  The excess basis of the stock over the equity share of net assets is $2,730,924 and is depleted each quarter based upon Cross Border’s depletion rate calculated on its oil and gas properties.  The depletion for the nine months ended February 29, 2012 was $178,670.

The effects of retroactively applying equity method accounting as of May 31, 2011 reduced retained earnings by $1,940,198 and increased pro forma net income by $898,681 or $0.03 per share.

Due to timing differences in our filing requirements and the lack of availability of financial information for the current quarterly period, the Company books its share of Cross Border’s financial activity on a two-month lag.  In accordance with the equity method of accounting, the investment is initially recorded at cost and adjusted to reflect the Company’s share of changes in Cross Border’s capital. It is further adjusted to recognize the Company’s share of Cross Border’s earnings as they occur, rather than as dividends or other distributions are received. The Company’s share of Cross Border earnings would also include any other-than-temporary declines in fair value recognized during the period. Changes in the Company’s proportionate share of the underlying equity of Cross Border’s which result from Cross Border’s issuance of additional equity securities are recognized as increases or decreases in shareholders’ equity, net of any related tax effects.  The Company recognized a loss in its equity investment for net losses by Cross Border Resources, Inc. of $211,674 and $269,109 for the three and nine months ended February 29, 2012 and has restated the Statements of Operations for the period ended February 29, 2012 to report this equity gain/loss under “Other Income (Expense)”.

The following represents Cross Border’s summarized financial information for the full year ended December 31, 2011:

Total revenue	$6,584,134
Loss from operations	(926,506)
Net loss	(1,196,440)
Net loss attributable to Red Mountain for the nine months ended February 29, 2012	(447,779)
Net loss attributable to Red Mountain for the three months ended February 29, 2012	(269,949)

As of February 29, 2012, the fair value of the units of Cross Border is $8,225,750. The Company valued the warrants as of February 29, 2012 at $1,730,961 using the Black-Scholes valuation model. In determining this valuation, the Company used a volatility rate of 84%, a risk free interest rate of 0.87%, an estimated life of 4.25 years and a dividend rate of zero. The changes in fair value have been recorded in unrealized gain on investment in Cross Border warrants in the Statement of Operations.

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

NOTE 7.   STOCK ISSUANCE LIABILITY

Three promissory notes totaling $2,450,000 issued on May 24, 2011 contained provisions that required Black Rock to deliver to the note holders an aggregate of 600,000 shares of Red Mountain common stock as an inducement to the note holders to make the loans. The Company recorded a liability in the amount of $600,000 as the reverse merger had yet to be consummated. The Company has treated the amount as a debt discount, and is amortizing the amount over the life of the loans. During the quarter ended November 30, 2011, the remaining unamortized cost of $129,235 was amortized to interest expense. The Company believes that $1.00 per share represented the fair value per share of the common stock of Red Mountain at the time of issuance.

The Company’s non-employee directors are each entitled to receive $50,000 worth of shares of the Company’s common stock at a price equal to the last sales price of the Company’s common stock on the date of issuance, of which, $67,945 was accrued as of February 29, 2012.

NOTE 8. NOTES PAYABLE

Notes Payable

As of February 29, 2012, the Company had the following notes payable outstanding:

First State Bank of Lonoke, issued June 29, 2011, interest rate at 6.009% per annum, due June 29, 2014. Note is personally guaranteed by Alan Barksdale and related party to shareholder. (See Note 1.)	$2,425,960
Hyman Belzberg, William Belzberg and Caddo Management, issued on November 16, 2011, interest rate of 12% per annum, due on November 16, 2012	4,000,000
Total notes payable	$6,425,960

On June 15, 2010, FSB issued a $200,060 Secured Promissory Note to Black Rock which carried an interest rate at 6% per annum and was due June 15, 2011.  The note was secured by a first security lien against the Frost Bank property (see Note 4) and repaid on June 27, 2011.

During July 2011, the Company issued unsecured promissory notes in the principal amount of $850,000 to RMS Advisors, Inc. and TSS Investment, Inc., each an unaffiliated lender. The notes accrued interest at 10%. In July and August 2011, the Company repaid the amounts due under the notes.

During February and March 2011, the Company issued unsecured promissory notes in the principal amount of $50,000 and $150,000 to Robert Hersov, an unaffiliated lender. The notes accrued interest at 10% and 3.25%. In November 2011, the Company repaid the amounts due under the notes.

On November 16, 2011, the Company issued a senior secured promissory note to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (collectively, the “Lenders”), in an aggregate principal amount of up to $4,000,000. The promissory note bears interest at a rate of 12% per annum and matures on November 16, 2012. On the date the promissory note was issued, the Company prepaid interest on the promissory note through November 30, 2011. Beginning on January 1, 2012, and on the first of each month thereafter until November 16, 2012, the Company pays monthly installments of interest only. All accrued and unpaid interest and the unpaid principal balance are due and payable on the earlier of November 16, 2012 or the date the promissory note is terminated, whether by its terms, by prepayment or by acceleration. The promissory note is the Company’s senior obligation. All of the Company’s obligations under the promissory note are guaranteed, jointly and severally, by the Company’s wholly-owned subsidiaries, Black Rock and RMR Operating (together, the “Subsidiaries”), pursuant to a guaranty agreement in favor of the Lenders, dated as of November 16, 2011. In addition, the promissory note will be secured by (a) first priority and second priority real property liens on the Company’s ownership or lease interest in certain developed and undeveloped oil and gas leases (including the properties to be purchased with the funds disbursed under the Note), together with all proceeds, interests, personal property and as-extracted collateral related to such interests, and (b) a stock pledge agreement with the Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of Cross Border owned by Black Rock. The Company also issued 200,000 shares of common stock as a fee to a broker that assisted the Company with obtaining the loan from the Lenders.

On November 30, 2011, the Company repaid all the principal and interest related to promissory notes from shareholders and non-shareholders that were due on that date.

Convertible Notes Payable

As of February 29, 2012, the Company had the following convertible notes payable outstanding:

Hohenplan Privatstiftung, issued November 25, 2011, interest rate of 10% per annum, due November 25, 2013, net of discount of $512,556	$487,445
Personalvarsorge der Autogrill Schwiez AG, issued November 25, 2011, interest rate of 10% per annum, due November 25, 2013, net of discount of $768,834	731,166
SST Advisors, Inc., issued on November 30, 2011, interest rate of 10% per annum, due on November 25, 2013, net of discount of $111,649	138,350
Total convertible notes payable, net of discount of $1,393,039	$1,356,961

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

The Company has analyzed the beneficial nature of the conversion terms on the notes and determined that a beneficial conversion feature (BCF) exists. The Company calculated the value of the BCF using the intrinsic method. The value of the BCF was determined based on the stock price on the day of the commitments, the number of convertible shares, and the difference between the fixed conversion price and the fair value of the Company’s common stock on the commitment date. The value of the BCF of the three notes is $1,602,500. The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital and will be amortized to interest expense over the life of the notes. The Company amortized $209,461 to interest expense during the nine months ended February 29, 2012.

NOTE 9. LINE OF CREDIT

In June 2010, Black Rock entered into a three year line of credit (“LOC”) with FSB. The LOC has a maximum draw amount of approximately $3,475,000, and is secured by a first security lien against the Villarreal, Frost Bank, Resendez and La Duquesa properties (“Black Rock Collateral”) (see Note 3), certain of the Cross Border shares (see Note 4) and additional property described below. The LOC bears interest at the bank's reference rate plus 275 basis points, which as of February 29, 2012 was 6.039% in total. The LOC is payable on demand, however if no demand is made, principal payments of $1 million and $1.1 million are required after the first and second years, respectively, and the loan is due in full at maturity. In addition to a security interest in the Black Rock Collateral, Alan Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company, have personally guaranteed the LOC. In addition, Mr. Bartlett has also provided a mortgage in favor of FSB on certain property owned by him as additional collateral.

In June 2010, Black Rock borrowed approximately $3,400,000 to fund the purchase price of the Villarreal property plus make its first capital call on the property. The Company borrowed an additional $351,000 in November 2010 to fund additional capital calls. As of February 29, 2012, the outstanding balance of the LOC was $1,137,281 and the Company was in compliance with the covenants related to the loan.  On March 9, 2012, the Company borrowed an additional $800,000 to fund capital expenditures. As part of the LOC agreement with FSB, the Company entered into a lock box arrangement to further secure the credit facility for the bank, in the event the Company failed to timely meet its repayment obligations.  Under accounting standards, borrowings outstanding under a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain a lock-box arrangement shall be considered short-term obligations.

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

The significant assumptions used to develop the expected liability during the period are as follows:

Gross cost to remediate individual well sites	$35,000 - $65,000
Gross salvage value expected from individual well sites remediated	$10,000 - $15,000
Expected inflation rate for oil field service costs	4.50%
Credit adjusted risk-free interest rate	7.25%

Actual retirement costs will be recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the settlement period. The following table summarizes the Company’s asset retirement obligation transactions recorded during the nine months ended February 29, 2012:

Balance at June 1, 2011	$239,536
Liabilities incurred	632,766
Change in estimate	(79,857)
Accretion of Discount on Asset Retirement Obligations	28,915
Balance at February 29, 2012	$821,360

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

The following table presents recurring financial assets and liabilities which are carried at fair value as of February 29, 2012 and May 31, 2011:

Fair Value Measurements at February 29, 2012:

Assets/(liabilities):	Fair Value	Level 1	Level 2	Level 3
Investment in Cross Border Resources, Inc. warrants	1,730,961	-	-	1,730,961
Warrant liability	(2,145,596)	-	-	(2,145,596)

Fair Value Measurements at May 31, 2011:

	Fair Value	Level 1	Level 2	Level 3
Investment in Cross Border Resources, Inc. warrants	1,236,500	-	-	1,236,500

The reconciliation of the fair value for our Level 3 assets and liabilities including net purchases and sales and changes in unrealized gains, is set out below:

	Cross Border Warrants	Warrant Liability
Balance, May 31, 2011	$1,236,500	$-
Award of warrants	-	(2,221,938)
Warrants exercised	-	1,253,168
Unrealized gain / (loss) recorded in earnings	494,461	(1,176,826)
Balance, February 29, 2012	$1,730,961	$(2,145,596)

During the nine months ended February 29, 2012, management revised the industry comparable companies used to determine the historical volatility.  The new companies represent small publicly traded domestic exploration and production companies.  Management believes these companies provide a better estimation of Cross Border’s volatility.

NOTE 12. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is net income or loss available to common stockholders divided by the weighted average of common shares outstanding during the period. Diluted earnings or loss per common share is calculated in the same manner, but also considers the impact to net income and common shares outstanding for the potential dilution from in-the-money common stock options and warrants, and convertible debentures and preferred stock.

We have issued potentially dilutive instruments in the form of restricted common stock granted and not yet issued and common stock warrants. The total number of potentially dilutive securities at February 29, 2012 was 5,852,442.  There were no potentially dilutive securities outstanding at February 28, 2011. We did not include the potentially dilutive securities in our calculation of diluted loss per share during the current period because to include them would be anti-dilutive due to our net loss during this period.

The following table summarizes the types of potentially dilutive securities outstanding as of February 29, 2012:

	February 29, 2012	February 28, 2011
Unissued shares for warrants exercised	346,364	-
Stock Issuance Liability	45,297	-
Broker Warrants	352,600	-
Warrant Liability	5,108,181	-
Total Potentially Dilutive Securities	5,852,442	-

NOTE 13. STOCKHOLDERS’ EQUITY

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

Offering expenses for the private placement during the nine months ended February 29, 2012 totaled $3,687,084 including $738,302 paid in cash and $171,250 paid in common stock for offering costs and broker commissions.  In addition, the Company also issued 1,763,000 warrants during the nine month period valued at $801,323.  Each warrant (i) is exercisable for one share of Company’s common stock, (ii) has an exercise price of $1.20 per share, and (iii) will expire on April 30, 2014.  Management determined the fair value of the warrants based upon cash transactions using a Black-Scholes option model with a volatility based on the historical closing of industry peers and Company market price at date of issuance.

On July 20, 2011, the Company determined to offer to any investor that invested at least $2,000,000 in the private placement the right to purchase an additional $3,000,000 of shares of the Company’s common stock.  Accordingly, the Company granted to three investors the right to purchase an additional $3,000,000 of shares of the Company’s common stock (or an aggregate of $9,000,000 of shares of common stock.) The Company recorded $2,221,938 of issuance costs representing grant date fair value.  If exercised, the shares would be sold to the investor at a price equal to the lesser of (i) $1.10 per share or (ii) the average closing price of the Company’s common stock during the period from five days prior to the investor exercising its right to purchase the shares and ending five days after such exercise.  The Company accounts for the warrants as a derivative liability since the final exercise price is contingent upon market prices.  Changes in fair value are recorded as unrealized gain on warrant liability in the statement of operations.  Management determined the fair value of the warrants using a probability weighted Black-Scholes option model with a volatility based on the historical closing of industry peers and Company market traded price per common share.

On December 21, 2011, an investor exercised its right and purchased an aggregate of 2,727,272 shares which were sold at $1.10 per share. The Company received gross proceeds of $3,300,000 net of cash and non-cash offering costs and broker commissions of $300,000 and $245,729, respectively. The Company received cash and exercise elections for 346,364 warrants in late February 2012 resulting in 346,364 unissued shares at February 29, 2012. The Company extended the expiry date of the option agreements held by the remaining two investors, or their assignees, to April 30, 2012.

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

NOTE 14. COMMITMENTS AND CONTINGENCIES

Litigation

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, or breach of contract incidental to the operations of its business.  The Company is not currently involved in any litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

Environmental

The Company is subject to extensive environmental laws and regulations.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Environmental expenditures are expensed or capitalized depending on their future economic benefit.  Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.  As of February 29, 2012, the Company is not aware of any material environmental remediation obligations.

Leases

As of February 29, 2012, we rent various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana and corporate housing in Richardson, Texas that total approximately 16,884 square feet at a cost of $22,027 per month for the remaining terms ranging from 6 months to 56 months.

NOTE 15. RELATED PARTY TRANSACTIONS

Stone Street Operating Company, LLC ("Stone Street") is related to the Company by common ownership and management. Stone Street was the operator for the Frost Bank, Resendez, and LaDuquesa properties (“the operated properties”) until December 31, 2011.

On January 28, 2011, Black Rock funded a $25,000 one year certificate of deposit in order for Stone Street to secure an additional letter of credit for the benefit of the Railroad Commission of Texas in regards to obligations for the Resendez, La Duquesa, and Frost Bank wells. Subsequent to funding, Black Rock assigned the certificate of deposit to Stone Street. The certificate of deposit was liquidated and the proceeds returned to Black Rock as the operating responsibilities of Stone Street in regards to the properties is in the process of being transferred to a wholly owned subsidiary of Red Mountain. As on November 2, 2011, the certificate of deposit was withdrawn from Central State Bank and deposited into the Black Rock operating account in the amount of $25,210 including accrued interest less an early withdrawal penalty of $69 for a net deposit of $25,141.

For the nine month period ended February 29, 2012, Stone Street paid us $148,891 for our share of revenues from the operated properties and we paid Stone Street $85,487 for our portion of the operating expenses for net proceeds of $63,402.

Other transactions for the nine month period ended February 29, 2012 with Stone Street included Black Rock reimbursing Stone Street a total of $52,280 for expenses incurred by Stone Street on behalf of Black Rock. Black Rock received $20,493 on behalf of Stone Street for condensate proceeds and forwarded those funds to Stone Street.

In addition, Stone Street loaned Red Mountain $100,000 and $180,000 which was repaid September 26, 2011 and October 26, 2011, respectively, by Red Mountain.

On November 21, 2011 Randell K. Ford became a member of our board of directors. During the nine months ended February 29, 2012, the Company paid $2,536,793 to entities owned or significantly owned by Mr. Ford for engineering, drilling and completion services. In addition, we paid $12,600 to an entity controlled by Mr. Ford for leased office space in Midland, Texas.

NOTE 16. SUBSEQUENT EVENTS

In March 2012, Red Mountain formed a wholly owned subsidiary, Hunter Drilling, LLC (“Hunter Drilling”). At an auction conducted by First Security Bank (“FSB”) in the pending bankruptcy proceeding (the “Bankruptcy Proceeding”) of O&G Leasing, LLC (“O&G”) and Performance Drilling Company, LLC (“Performance Drilling,” and together with O&G, collectively referred to herein as the “Debtors”) in the United States Bankruptcy Court for the Southern District of Mississippi (the “Bankruptcy Court”), Hunter Drilling was the highest bidder for substantially all of the assets of the Debtors. The assets consist of the Debtors’ five oil and gas drilling rigs and related parts and equipment, rolling stock, accounts and notes receivable, tangible personal property and certain intangible property, insurance benefits, prepaid deposits and expenses, claims and warranties, permits, contracts and books and records. Hunter Drilling’s acquisition of the assets is subject to the execution of a definitive asset purchase agreement, the Bankruptcy Court’s confirmation of a Plan of Reorganization filed by FSB (the “FSB Plan of Reorganization”) based on the sale of the Debtors’ assets to Hunter Drilling over of a competing Plan of Reorganization filed by the Debtors with the Bankruptcy Court and the entry of orders of the Bankruptcy Court approving the Hunter Drilling acquisition of the Debtors’ assets and confirming the FSB Plan of Reorganization.

Pursuant to the terms of the acquisition, Hunter Drilling will pay $450,000 in cash, plus up to an additional $500,000 for the payment of certain administrative and other priority claims in the bankruptcy proceeding, only if there is not sufficient cash in the bankruptcy estate to pay such claims. Hunter Drilling will also issue new 6% senior secured convertible debentures in an approximate principal amount of $23,610,000 and new 6% subordinated secured convertible debentures in an approximate principal amount of $6,560,000, which would be convertible into Red Mountain common stock.

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

On May 23, 2011, Black Rock entered into an agreement with Cross Border pursuant to which Black Rock purchased 2,136,164 Units of Cross Border in a Rule 506 offering for the purchase price of $3,204,261. The Units consist of 2,136,164 shares of Cross Border’s common stock and 2,136,164 common stock purchase warrants exercisable at $2.25 per share. Subsequent to such date, we and Black Rock acquired an additional 2,701,261 shares of common stock of Cross Border. As a result, we currently own approximately 29.95% of Cross Border’s outstanding common stock (not including the common stock purchase warrants held by Black Rock).

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

In August 2011, we acquired a 100% working interest with a 75% net revenue interest in the “Martin Lease” in exchange for 320,000 shares of our common stock. We also acquired a 100% working interest with a 75% net revenue interest in the “Shafter Lake Lease” for $250,000 and 250,000 shares of our common stock. The Martin Lease is 320 gross/net acres located in Andrews County, Texas. The Martin Lease is held by production and is for all rights 5,000 feet and below the surface of the land. The target horizons associated with the Martin Lease are the Clearfork and Wichita Albany formations. The Shafter Lake Lease is approximately 185 gross/net acres located in Andrews County, Texas. The Shafter Lake Lease is held by production and is for all rights from surface to approximately 4,520 feet below the surface of the land. The target horizons associated with the Shafter Lake Lease are the Grayburg and San Andres formations.

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

In November 2011, we closed our private placement of common stock at an offering price of $1.00 per share. We sold an aggregate of 16,206,000 shares of common stock for an aggregate purchase price of $16,206,000 in the private placement. We have, as of February 29, 2012, used approximately $6,900,000 of the proceeds from the private placement for the Madera, Pawnee, Shafter Lake and Cowden acquisitions, approximately $3,400,000 of the proceeds for the Cross Border purchases, and approximately $2,200,000 to fund our ongoing drilling program. In connection with the private placement we granted to three investors each the right to purchase an additional $3,000,000 of shares of our common stock (or an aggregate of $9,000,000 of shares of common stock).  In December 2011, one of these investors fully exercised its right to purchase such shares for net cash proceeds of $2,700,000.  We granted an extension to the other two investors to purchase their shares. In late February 2012, options for an aggregate of $381,000 of shares were exercised at $1.10, resulting in 346,364 unissued shares at February 29, 2012.

On November 16, 2011, the Company issued a senior secured promissory note to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (collectively, the “Lenders”), in an aggregate principal amount of up to $4,000,000. Upon issuance of the promissory note, the Lenders advanced $500,000 to the Company. Upon perfection of the Lenders’ security interest in the collateral for the promissory note, the Lenders advanced to us the remainder of the $4,000,000 for the acquisition of certain properties. The promissory note bears interest at a rate of 12% per annum and matures on November 16, 2012. On the date the promissory note was issued, the Company prepaid interest on the promissory note through November 30, 2011. Beginning on January 1, 2012, and on the first of each month thereafter until November 16, 2012, the Company pays monthly installments of interest only. All accrued and unpaid interest and the unpaid principal balance are due and payable on the earlier of November 16, 2012 or the date the promissory note is terminated, whether by its terms, by prepayment or by acceleration. The promissory note is the Company’s senior obligation. All of the Company’s obligations under the promissory note are guaranteed, jointly and severally, by the Company’s wholly-owned subsidiaries, Black Rock and RMR Operating, (together, the “Subsidiaries”), pursuant to a guaranty agreement in favor of the Lenders, dated as of November 16, 2011. In addition, the promissory note will be secured by (a) first priority and second priority real property liens on the Company’s ownership or lease interest in certain developed and undeveloped oil and gas leases (including the properties to be purchased with the funds disbursed under the Note), together with all proceeds, interests, personal property and as-extracted collateral related to such interests, and (b) a stock pledge agreement with the Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of Cross Border owned by Black Rock. The Company also issued 200,000 shares of common stock as a fee to a broker that assisted the Company with obtaining the loan from the Lenders.

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

Third Quarter Activity

Third Quarter 2012 Operational Update

•	During the third quarter of 2012, we successfully drilled and completed the Madera 24-2H horizontal well with initial production rates of 900 and 857 MCF for a total of 1,043 BOE/D from the Delaware formation. We have identified 26 potential well locations which include additional wells targeting the Delaware and Avalon Shale and Strawn formations. Our technical team is evaluating water disposal alternatives that will reduce production costs and further enhance the economics of the Madera prospect. Current production from the well is approximately 474 BOE/D gross (343 BOE/D net) as of April 12, 2012.

•	We completed two additional wells during the quarter in the Pawnee prospect.

•	We acquired additional shares in our equity investee, Cross Border, increasing our ownership position to 29.95%.

•	We continued to add to our technical and finance teams thus enhancing exploration and development expertise in our core operating areas and increasing our capacity for growth.

Results of Operations

Three Months and Nine Months Ended February 29, 2012 and February 28, 2011

The following table sets forth summary information regarding crude oil, NGL, and natural gas revenues, production, average product prices and average production costs and expenses for the three and nine months ended February 29, 2012 and February 28, 2011. We determined the barrel of oil equivalent using the ratio of six Mcf of natural gas to one barrel of oil equivalent, and 42 gallons of NGLs to one barrel of oil equivalent.

	Three months ended		Nine Months ended
	February 29/28,		February 29/28,
	2012	2011	2012	2011
Revenues
Crude oil and condensate	$1,284,361	$-	$1,328,556	$9,749
NGLs	$61,517	$12,186	$119,075	$31,519
Gas	$363,173	$1,006,054	$2,332,075	$2,811,654
Total oil and gas sales	$1,709,051	$1,018.240	$3,779,706	$2,852,922

Production
Crude oil and condensate (Bbls)	13,481	-	13,968	141
NGLs (Gallons)	3,585	344	21,896	3,689
Gas (Mcf)	159,470	159,032	652,488	607,683
Total (BOE)	40,145	26,514	123,237	101,509
Total (BOE/D) **	437	291	450	372

Average Prices
Crude oil and condensate $/Bbl	$95.27	$-	$95.11	$69.14
NGLs $/Bbl	$17.16	$35.42	$5.44	$8.54
Gas $/Mcf	$2.28	$6.33	$3.57	$4.63
Total average price (per BOE)	$42.57	$38.40	$30.67	$28.11

Costs and expenses (per BOE)
Lease operating expense	$12.87	$1.62	$5.83	$1.06
Severance tax and marketing	$3.77	$4.72	$2.95	$3.48
Exploration expense	$1.20	$-	$0.75	$-
General & administrative expense	$43.85	$8.11	$28.22	$2.12
Depreciation, Depletion & Accretion	$16.26	$7.20	$9.86	$5.43

** BOE/D, as disclosed above, is calculated based on actual calendar days during the period. First production and sales for the Madera Federal #24-2H, Big Brave State #1, and Good Chief State #1 commenced in late January 2012.

Glossary

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein to reference crude oil or condensate.

BOE. Barrel of oil equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil equivalent and 42 gallons of NGLs to one Bbl of oil equivalent.

Mcf. Thousand cubic feet of natural gas.

NGLs. Natural gas liquids.

/D. “Per day” when used with volumetric units or dollars.

Oil and gas production

Total oil and gas production increased 13,631 BOE, or 51.4%, to 40,145 BOE for the three months ended February 29, 2012 from 26,514 BOE for the three months ended February 28, 2011. Total oil and gas production increased 21,728 BOE, or 21.4%, to 123,237 BOE for the nine months ended February 29, 2012 from 101,509 BOE for the nine months ended February 28, 2011.

The production mix for the three months ended February 29, 2012 was 33.58% crude oil and condensate, 66.21% natural gas, and 0.21% natural gas liquids compared to 0.00% condensate / crude oil, 99.97% natural gas, and 0.03% natural gas liquids for the three months ended February 28, 2011. The production mix for the nine months ended February 29, 2012 was 11.34% condensate / crude oil, 88.24% natural gas, and 0.42% natural gas liquids compared to 0.14% condensate / crude oil, 99.77% natural gas, and 0.09% natural gas liquids for the nine months ended February 28, 2011.

Average daily production for the three months ended February 29, 2012 increased 50.17%, or 146 BOE/D, to 437 BOE/D from 291 BOE/D for the three months ended February 28, 2011. Average daily production for the nine months ended February 29, 2012 increased 21.0%, or 78 BOE/D, to 450 BOE/D from 372 BOE/D for the nine months ended February 28, 2011. BOE/D, as disclosed above, is calculated based on actual calendar days of production during the period. First sales for the Madera Federal #24-2H, Big Brave State #1, and Good Chief State #1 commenced in late January 2012.

Oil production increased sharply for the nine months ended February 29, 2012 due to three wells being drilled, completed, and brought online including the Madera 24-2H, Big Brave #1, Good Chief #1 and acquisition of the Cowden properties. We expect to see the production mix to continue to improve to a higher oil to gas ratio for the remainder of the fiscal year ended May 31, 2012 based on the recent success of the Company’s development plan on the Pawnee, Cowden and Madera prospects.

Oil and gas revenue

Oil and gas sales increased $690,811 or 67.8%, for the three months ended February 29, 2012 to $1,709,051 from $1,018,240 for the three months ended February 28, 2011.  Oil and gas sales increased $926,784 or 32.5% for the nine months ended February 29, 2012 to $3,779,706 from $2,852,922 for the nine months ended February 28, 2011. The increase in oil and gas sales principally resulted from significantly increased production beginning in late January, as described above, and improved oil and NGL prices for the nine month comparative periods. Natural gas prices decreased $4.05/Mcf to $2.28/Mcf for the nine months ended February 29, 2012 as compared to the same period of 2011. The significant decrease in natural gas prices partially offset the substantial increase in oil revenue which was driven by production increases from new wells in the Madera and Pawnee prospects. Oil revenue for the nine months 2011 was $9,749 for condensate sales associated with gas wells.

Operating expenses

Lease operating expense:   Our lease operating expenses increased $459,332 or 1,638.5% for the three months ended February 29, 2012 to $487,366 from $28,034 for the three months ended February 28, 2011. Lease operating expenses increased $580,877 or 539.4% for the nine months ended February 29, 2012 to $688,558 from $107,681 for the nine months ended February 28, 2011. Higher lease operating expenses were primarily due to bringing new wells into production for the Villarreal Property and the Madera Federal 19-1, workover expense on the Villarreal #7,  and the addition of the Madera, Cowden, and Pawnee wells.

Severance taxes, marketing and transportation expense:   Our severance taxes increased $68,506 or 135.8%, for the three months ended February 29, 2012, to $118,948 from $50,442 for the three months ended February 28, 2011.  The increase is due to higher production offset by a decrease due to revised taxes calculated and paid by ConocoPhillips, operator of the Villarreal properties, for the prior periods passed through during the three months ended February 29, 2012.  Our severance taxes increased $45,047 or 25.6%, for the nine months ended February 29, 2012, to $220,794 from $175,747 for the nine months ended February 28, 2011.  The increase is due to higher production offset by a decrease due to revised taxes calculated and paid by ConocoPhillips, operator of the Villarreal properties, for the prior periods passed through during the nine months ended February 28, 2011. Marketing and gas transportation expenses declined $28,319 or 46.5%, for the three months ended February 29, 2012 to $32,567 from $60,886 for the three months ended February 28, 2011.  The reduction was due to a decrease in other charges from oil and gas revenues paid by ConocoPhillips on the Villarreal properties for period ended February 29, 2012.  Marketing and gas transportation expenses declined $35,088 or 19.8%, for the nine months ended February 29, 2012 to $142,310 from $177,398 for the nine months ended February 28, 2011.  The decrease was due to lower transportation expenses charged by ConocoPhillips on the Villarreal properties during the nine months ended February 29, 2012.

Exploration expense: The Company incurred $48,286 and $92,049 for investigation of new unproved properties for the three and nine months ended February 29, 2012, for which no rights were acquired.  Prior to the reverse merger such exploration and evaluation costs were incurred for Red Mountain, the acquired entity, by StoneStreet Operating Company, LLC, a related party entity.  Black Rock was the acquiring entity and had no such costs reported on its financial statements.  The comparative 2011 financial statements only reported the results of operations for Black Rock.

Depletion, depreciation, and accretion:   Our depletion, depreciation, and accretion increased $458,229, or 239.6%, to $649,468 for the three month period ended February 29, 2012 from $191,239 for the three months ended February 28, 2011 due to increased production in the 2012 period. Our depletion, depreciation, and accretion increased $671,342, or 121.7%, to $1,222,951 for the nine month period ended February 29, 2012 from $551,609 for the nine months ended February 28, 2011 due to increased production in the 2012 period. The Company also opened an office in Dallas in the first quarter and purchased office furniture, fixtures and equipment and vehicles in the first and second quarters, and this accounts for a small portion of the increase over the prior periods.

General and administrative expense:   The Company incurred $1,760,701 for general and administrative expenses for the three months ended February 29, 2012.  The Company incurred $3,478,372 for general and administrative expenses for the nine months ended February 29, 2012. Included in general and administrative expense are professional fees of $208,157 for three months ended February 29, 2012 and $222,386 for nine months ended February 29, 2012 related to acquisitions. Also, included in general and administrative expense are audit and filing fees related to the restatement of financial statements for the change in accounting policy from full cost to successful efforts method of $86,344 for the nine months ended February 29, 2012. The Company also opened an office in Dallas, Texas and incurred new office expenses, hired employees and incurred payroll and had additional legal, consulting and audit fees related to the reverse merger and financing activities. The Company incurred $215,001 and 215,006 for general and administrative expenses for the three and nine months, respectively, ended February 28, 2011. We expect overall general and administrative costs to increase in the aggregate of 2012, but to continue to decline on a BOE basis due to the ongoing expansion activities of the Company.

Other income (expense)

Interest expense:   Our interest expense, net of interest income, increased $598,041, or 1,160.2% to $649,583 for the three months ended February 29, 2012 from $51,542 for the three months ended February 28, 2011.  Our interest expense, net of interest income, increased 892.3% to $1,460,455 for the nine months ended February 29, 2012 from $147,183.  These increases were due to additional notes payable issued in the nine months ended February 29, 2012 and include $632,728 for the amortization of short term debt issuance costs for the issuance of common shares with promissory notes.

Net Income (loss):   We had a net loss of $2,489,021 for three month period ended February 29, 2012 compared to net income of $421,096 for three months ended February 28, 2011.  This was primarily due to an increase in general and administrative expenses of $1,545,393 incurred in the three months ended February 29, 2012 resulting from the hiring of additional staff the Dallas Office and incurring costs for an entire three month period and other activities discussed above, an increase in interest expense of $598,011 related to additional financing activities as discussed above, and an unrealized loss on warrant liability of $33,726.

We had a net loss of $7,380,628 for the nine month period ended February 29, 2012 compared to net income of $1,478,298 for the nine months ended February 28, 2011. This was due to nine months of general and administrative expenses of $3,478,065 as a result of opening the Dallas Office and hiring staff versus no general and administrative expenses for the comparable period with Black Rock which had no staff or offices. Also, we recorded an unrealized loss on warrant liability of $1,176,826 and a loss on the write-off of the Bamco Note Receivable for $2,724,701 during the nine months ended February 29, 2011.

Our net loss per common share basic and diluted was $0.03 per share, for the three months ended February 29, 2012, compared to income per common share basic and diluted of $0.02 for the three months ended February 28, 2011.   Our weighted average shares were computed at 81,189,671 shares outstanding for the third quarter of 2012. Our net loss per common share basic and diluted was $0.10 per share, for the nine months ended February 29, 2012 compared to income per common share basic and diluted of $0.04 for the nine months ended February 28, 2011. Our weighted average shares were computed at 70,659,413 shares outstanding for the nine month period ended February 29, 2012.

Liquidity and Capital Resources

At February 29, 2012, the Company had a working capital deficit of $8,841,466 resulting primarily from the short-term maturity of our debt.

During the nine month period ended February 29, 2012, the Company used $1,802,974 in its operational activities.  Net loss of $7,380,628 was adjusted for non-cash items of $1,194,036 in depletion, depreciation, and amortization expenses, a $28,916 non-cash interest expense related to asset retirement obligations, a loss on the Bamco Replacement Note receivable of $2,724,701, amortization of debt issuance costs of $971,429, an increase in unrealized loss on warrant liability of $1,176,826 and adjustments resulting from accounting for the Company’s investment in Cross Border under the equity method resulting in an equity in earnings of  Cross Border of $447,779 and an unrealized gain on investment in Cross Border warrants of $494,461.

During the nine month period ended February 29, 2012, the Company invested $12,539,154 mostly for proved oil and gas properties. The Company used $9,556,455 to drill wells and further develop leasehold for existing and acquired oil and gas working interests. $2,421,830 was used to purchase new leasehold, proved and developed properties, and tangible equipment acquired with acquisitions. Further, the Company used $560,869 to purchase land, make office leasehold improvements and purchase communication equipment, IT equipment and software, and other office equipment, furniture and fixtures. The Company also increased security deposits by $4,738.

During the nine month period ended February 29, 2012, the Company financed its operations and investments by issuance of common shares with net proceeds of $12,473,208, net proceeds of notes payable to shareholders of $393,591, net proceeds of notes payable to related party of $100,000, and notes payable of $6,263,365, repayment of notes payable $206,074 shareholders of $2,891,590, payment on notes payable to related party of $255,241,  payment on notes payable of net borrowings under Line of Credit of $866,314, and a reverse merger adjustment of $132,314 and all of which accounted for the Company’s net financing activities of $15,143,259.

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

We intend to fund future capital expenditures, excluding any acquisitions, primarily out of internally-generated cash flows, the proceeds of financing activities and, as necessary, borrowings under our line of credit and exercises of outstanding common stock options and warrants. As of February 29, 2012, we had approximately $921,991 of cash on hand and $2,337,720 available to borrow under our line of credit, for total liquidity of approximately $3,259,711 million on that date. As of April 11, 2012, we had approximately $1,100,000 of unrestricted cash and $1,500,000 available to borrow under our line of credit. Accounts payable had decreased to approximately $1,800,000.

There are several factors that will affect our liquidity for the remainder the fiscal year 2012. We anticipate having increased operating cash flows as a result of the successful results of our ongoing development program and potential acquisitions, offset by increased interest expense due to higher debt levels. We also expect to have increased salary and other administrative costs associated with the increased number of employees resulting from increased development and subsequent acquisition activity of the Company.  We expect the additional operating cash flows, remaining liquidity under the line of credit, and cash provided by the issuance of equity securities, including stock purchase warrant exercises, through May 31, 2012 to provide the cash necessary to meet all currently budgeted operating and capital expenditure requirements.

The following table summarizes our sources and uses of cash for the periods noted:

	Nine Months Ended February 29/28,
	(In thousands)
	2012	2011
Cash flows from operating activities	$(1,802,974)	$977,944
Cash flows from investing activities	(12,539,154)	(32,227)
Cash flows from financing activities	15,143,259	(931,556)
Net increase in cash and cash equivalents	$801,131	$14,161

Contractual Commitments

Our contractual commitments consist of notes payable, a line of credit, interest, operating lease obligations and asset retirement obligations.

As of February 29, 2012, we rent various office space in Dallas, Texas, Midland, Texas, and Lafayette, Louisiana and corporate housing in Richardson, Texas that total approximately 16,884 square feet at a cost of $22,027 per month for the remaining terms ranging from 6 to 56 months.

The following table summarizes our contractual commitments as of February 29, 2012:

Contractual Obligations	Total	2012	2013	2014 -2015	After 2015
Line of Credit	$1,137,280	$-	1,137,280	$-	$-
Interest (1)	1,323,681	530,040	720,753	72,888	-
Notes Payable	6,425,960	4,000,000	-	2,425,960	-
Convertible Notes Payable	2,750,000	-	2,750,000	-	-
Operating lease obligations (2)	743,643	207,256	212,855	236,420	87,112
Asset retirement obligations	821,360	-	216,874	-	604,486
Total	13,201,924	4,737,296	5,037,762	2,735,268	691,598

(1)	Interest payments on the line of credit have been calculated by applying the interest at the bank's interest rate plus 275 basis points, which as of February 29, 2012 was 6.039% on our revolving line of credit facility. Remaining notes are calculated at stated rates which vary from 6.09% to 12%.
(2)	Operating lease obligations are for office space and equipment.

Off-Balance Sheet Arrangements

From time to time, we may enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of February 29, 2012, the off-balance sheet arrangements and transactions that we have entered into are solely operating lease agreements. We do not believe that these arrangements are reasonably likely to materially affect our liquidity or availability of, or requirements for, capital resources.

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

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of February 29, 2012. Based on this evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer have concluded that, as of February 29, 2012, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

During the course of our assessment, management identified material weaknesses relating primarily to documenting our financial transactions and preparing our financial statements and notes thereto in a timely fashion.

Management’s Plan for Remediation of Our Material Weaknesses

Management will continue to review and assess its system of internal controls over financial reporting and make improvements in light of increased accounting staff and expertise. We will continue to evaluate the employees and contractors involved, the need to engage outside consultants with accounting and tax expertise to assist us in accounting for complex transactions and the hiring of additional accounting staff as necessary to timely prepare our financial statements.

Changes in Internal Control over Financial Reporting

In February, the Company hired two individuals with expertise in oil and gas accounting, SEC financial reporting, and internal controls over financial reporting. These individuals include our Chief Accounting Officer who is responsible for overseeing all aspects of our accounting functions, the consolidation of our financial statements and the timely filing of our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In addition, the Company hired a contractor whose responsibilities include managing the accounting for our business and implementing the controls necessary to remediate deficiencies in our internal control over financial reporting. Further, management is evaluating and updating its key internal control processes and documentation in order to strengthen the control environment.

Other than as stated above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Employment agreement, dated February 7, 2012, between Red Mountain Resources, Inc. and Hilda D. Kouvelis (incorporated by reference to Exhibit 10.1 filed with Red Mountain’s Current Report on Form 8-K filed with the SEC on February 8, 2012).

31.1	Section 302 Certification by principal executive officer

31.2	Section 302 Certification by principal accounting and financial officer

32	Section 906 Certification by principal executive officer and principal accounting and financial officer

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended February 29, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Dated: April 16, 2012

RED MOUNTAIN RESOURCES, INC.

/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer (Principal Executive Officer)

/s/ Hilda D. Kouvelis
Hilda D. Kouvelis
Chief Accounting Officer (Principal Financial
and Accounting Officer)

