Form 10-Q
period 2012-08-31
RED MOUNTAIN RESOURCES, INC.
filed 2012-10-15
CIK 1483496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 11, 2012, the registrant had 89,369,240 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	August 31, 2012	May 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$211	$168
Restricted cash	252	252
Accounts receivable – oil and natural gas sales	530	706
Accounts receivable – other	230	73
Accounts receivable – related party	20	—
Debt issuance costs	348	328
Prepaid expenses and other current assets	297	358
Total current assets	1,888	1,885
Long-Term Investments:
Equity method investment in Cross Border Resources, Inc.	11,390	7,641
Investment in Cross Border Resources, Inc. warrants	1,748	1,519
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	25,473	25,309
Unproved properties	2,431	2,617
Other property and equipment	630	570
Less accumulated depreciation, depletion, amortization and impairment	(5,810)	(4,816)
Oil and natural gas properties, net	22,724	23,680
Other Assets:
Security deposit and other assets	438	327
Total Assets	$38,188	$35,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,840	$2,349
Accounts payable – related party	17	12
Revenues payable	811	527
Accrued expenses	1,157	1,268
Derivative liability	300	—
Line of credit	1,744	1,787
Convertible note payable, net of discount of $274	726	—
Notes payable – current portion	6,262	6,327
Total current liabilities	14,857	12,270
Long-Term Liabilities:
Convertible notes payable, net of discount of $990 and $1,192	1,760	1,558
Stock issuance liability	50	68
Asset retirement obligation	818	836
Total long-term liabilities	2,628	2,462
Total Liabilities	17,485	14,732
Commitments and Contingencies (Notes 2, 11, 12 and 13)
Stockholders’ Equity:
Common stock, $0.00001 par value; 500,000 shares authorized; 89,961 shares issued and 86,884 shares outstanding as of August 31, 2012; 86,932 shares issued and 85,100 shares outstanding as of May 31, 2012	1	1
Stock subscription receivable	(150)	(150)
Additional paid-in capital	34,640	30,548
Accumulated deficit	(13,788)	(10,079)
Total stockholders’ equity	20,703	20,320
Total Liabilities and Stockholders’ Equity	$38,188	$35,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For Each of the Three Months Ended August 31,
	2012	2011
		(As Restated)
Revenue:
Oil and natural gas sales	$1,346	$1,125
Operating Expenses:
Exploration expense	19	4
Production taxes	85	53
Lease operating expenses	366	80
Natural gas transportation and marketing expenses	23	53
Depreciation, depletion, amortization and impairment	1,406	284
Accretion of discount on asset retirement obligation	15	4
General and administrative expense	2,653	640
Total operating expenses	4,567	1,118
Income (Loss) from Operations	(3,221)	7
Other Income (Expense):
Interest income	—	2
Change in fair value of warrant liability	—	95
Unrealized gain on investment in Cross Border Resources, Inc. warrants	230	466
Equity in earnings of Cross Border Resources, Inc.	11	(18)
Interest expense	(681)	(556)
Loss on debentures	(48)	—
Loss on note receivable	—	(2,725)
Total Other Expense	(488)	(2,736)
Loss Before Income Taxes	(3,709)	(2,729)
Income tax provision	—	—
Net loss	$(3,709)	$(2,729)
Basic and diluted net loss per common share	$(0.04)	$(0.05)
Basic and diluted weighted average common shares outstanding	87,574	56,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For Each of the Three Months Ended August 31,
	2012	2011
		(As Restated)
Cash Flow From Operating Activities:
Net loss	$(3,709)	$(2,729)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	1,406	284
Equity in earnings of Cross Border Resources, Inc.	(11)	18
Amortization of stock issuance costs	—	428
Accretion of discount on asset retirement obligation	15	4
Amortization of debt issuance costs	418	—
Gain on warrant liability	—	(95)
Unrealized gain on investment in Cross Border Resources, Inc. warrants	(230)	(466)
Loss on note receivable	—	2,725
Loss on debentures	48	—
Change in working capital:
Accounts receivable – oil and natural gas sales	175	(135)
Accounts receivable – other	(157)	(96)
Accounts receivable – related party	(20)	(1)
Prepaid expenses and other assets	(34)	(311)
Accounts payable	1,674	707
Accrued expenses	(112)	772
Restricted cash	—	(100)
Accounts payable – related party	5	(3)
Net cash provided by (used in) operating activities	(532)	1,002
Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(218)	(3,581)
Acquisition of oil and natural gas properties	—	(954)
Additions to other property and equipment	(46)	(170)
Investment in notes receivable	—	(43)
Increase in security deposits	—	(28)
Settlement of asset retirement obligations	(54)	—
Net cash used in investing activities	(318)	(4,776)
Cash Flow From Financing Activities:
Proceeds from issuance of common shares, net of issuance costs	—	5,462
Proceeds from notes payable	1,000	—
Net borrowings under line of credit	(42)	(308)
Issuance of notes payable to shareholders	—	950
Repayments of notes payable to shareholders	—	(2,160)
Reverse merger recapitalization	—	132
Payments on notes payable	(65)	(32)
Net cash provided by financing activities	893	4,044
Net change in cash and equivalents	43	270
Cash at beginning of period	168	121
Cash at end of period	$211	$391
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$167	$—
Non-Cash Transactions
Change in asset retirement obligation estimate	$21	$—
Issuance of shares for investment in Cross Border Resources, Inc.	$3,737	$273
Convertible notes payable derivative liability	$300	$—
Issuance of shares for debentures	$63	$—
Issuance of shares for equipment	$14	$—
Issuance of shares for debt issuance costs	$161	$—
Issuance of warrants for debt issuance costs	$49	$—
Oil and natural gas properties included in accounts payable	$151	$47
Issuance of replacement note for acquisition of Bamco note receivable	$—	$2,681
Issuance of warrants for common stock issuance costs	$—	$712

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total

Balance at May 31, 2012	86,932	$0.869	$30,548	$(10,079)	$(150)	$20,320
Issuance of shares for investment in Cross Border Resources, Inc.	2,768	.028	3,737	—	—	3,737
Issuance of shares for debentures	47	.001	63	—	—	63
Issuance of shares for equipment	10	—	14	—	—	14
Issuance of shares for stock issuance liability	79	.001	68	—	—	68
Issuance of shares for debt issuance costs	125	.001	161	—	—	161
Issuance of warrants for debt issuance costs	—	—	49	—	—	49
Net loss for the period ended August 31, 2012	—	—	—	(3,709)	—	(3,709)
Balance at August 31, 2012	89,961	$.900	$34,640	$(13,788)	$(150)	$20,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Unaudited

1. Organization

Red Mountain Resources, Inc. is a growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, the Company has established acreage positions and production primarily in the Permian Basin of West Texas and Southeast New Mexico and the onshore Gulf Coast of Texas. The Company’s focus is to grow production and reserves by acquiring and developing an inventory of long-life, low risk drilling opportunities in and around producing oil and natural gas properties. Unless the context otherwise requires, the terms “Red Mountain” and “Company” refer to Red Mountain Resources, Inc. and its consolidated subsidiaries.

2. Going Concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its obligations in the normal course of operations for the foreseeable future.

The Company incurred a net loss of $3.7 million during the three months ended August 31, 2012. At August 31, 2012, the outstanding principal amount of the Company’s debt was $10.5 million, net of an aggregate discount of $1.3 million, and the Company had a working capital deficit of $13.0 million. Of the outstanding debt, $4.0 million is due November 16, 2012 under a senior secured promissory note payable to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (collectively, the “Lenders”), and an aggregate of $4.0 million is due on demand under a line of credit and promissory note with First State Bank of Lonoke (“FSB”). The Company currently does not have sufficient funds to repay these obligations. The Company is exploring available financing options, including the sale of debt or equity. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of the recurring losses from operations and a working capital deficiency, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Red Mountain Resources, Inc. and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at August 31, 2012 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures. The results of operations for the interim periods are not necessarily indicative of the results the Company expects for the full fiscal year. The Company has not made any changes in its significant accounting policies from those disclosed in its most recent Annual Report on Form 10-K.

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

4. Investment in Cross Border Resources, Inc.

As of August 31, 2012, the Company owned of record 6,221,465 shares of Cross Border Resources, Inc. (“Cross Border”) common stock, representing 38.5% of Cross Border’s outstanding common stock. As of August 31, 2012, these shares had a value of $8.6 million based on the $1.39 per share closing market price of Cross Border’s common stock on that date. In addition, as of August 31, 2012 and May 31, 2012, the Company owned warrants to acquire an additional 2,136,164 shares of Cross Border common stock. As of August 31, 2012 and May 31, 2012, the warrants had a fair value of $1.7 million and $1.5 million, respectively. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016.

During the three months ended August 31, 2012, the Company entered into several stock purchase and sale agreements (the “Stock Purchase Agreements”) with a limited number of stockholders of Cross Border to acquire 2,569,341 shares of common stock of Cross Border in exchange for the issuance of 5,138,682 shares of the Company's common stock. As of August 31, 2012, the Company had acquired 1,384,040 shares of Cross Border common stock pursuant to these purchase agreements.

The Company valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers and the closing price of Cross Border’s common stock on the OTCBB on August 31, 2012 and May 31, 2012, respectively. The changes in fair value have been recorded in unrealized gain on investment in Cross Border warrants in the Company’s Consolidated Statements of Operations. In determining this valuation, the Company used the following inputs:

	August 31, 2012	May 31, 2012
Market price	$1.39	$1.87
Volatility	91%	77%
Estimated life (years)	3.75	4
Risk-free rate	0.59%	0.67%
Dividend rate	0%	0%

Due to increased ownership in Cross Border during the fiscal year ended May 31, 2012, the Company retroactively applied the equity method of accounting to all periods presented. The effects of retroactively applying the equity method of accounting for the three months ended August 31, 2011 reduced our net loss by $449,000 or $0.01 per share. The difference between the Company’s gross investment of $11.4 million in Cross Border and equity share of net assets totaling $6.9 million was allocated to the Company’s investment in Cross Border’s oil and natural gas properties. The excess basis of the Company’s gross investment over the equity share of net assets is depleted each quarter based upon Cross Border’s depletion rate calculated on its oil and natural gas properties. The depletion for the three months ended August 31, 2012 was approximately $138,000.

Due to timing differences in the Company’s and Cross Border’s fiscal year ends and quarterly periods and due to the lack of financial information for Cross Border for the current quarterly period, the Company books its share of Cross Border’s financial activity on a two-month lag. In accordance with the equity method of accounting, the investment is initially recorded at cost and adjusted to reflect the Company’s share of changes in Cross Border’s capital. It is further adjusted to recognize the Company’s share of Cross Border’s earnings as they occur. The Company’s share of Cross Border’s earnings also includes any other-than-temporary declines in fair value recognized during the period. Changes in the Company’s proportionate share of the underlying equity of Cross Border which result from Cross Border’s issuance of additional equity securities are recognized as increases or decreases in stockholders’ equity, net of any related tax effects. The Company recognized a gain in its equity investment for the three months ended August 31, 2012 in the Company’s Consolidated Statements of Operations for net income of Cross Border of $475,000 for the three months ended June 30, 2012.

The following represents Cross Border’s summarized unaudited financial information for the periods indicated:

(in thousands)	June 30, 2012	December 31, 2011
Assets:
Total current assets	$4,374	$3,488
Noncurrent assets	33,094	25,753
Total assets	$37,468	$29,241
Liabilities:
Total current liabilities	$6,906	$3,528
Total long-term liabilities	11,442	7,795
Equity	19,120	17,918
Total liabilities and equity	$37,468	$29,241

(in thousands)	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Revenues	$4,148	$1,498
Loss from operations	$(824)	$(645)
Net income (loss)	$475	$(67)

5. Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	August 31, 2012	May 31, 2012
Oil and natural gas properties:
Proved	$25,473	$25,309
Unproved	2,431	2,617
Total oil and natural gas properties	27,904	27,926
Less accumulated depletion and impairment	(5,726)	(4,756)
Net oil and natural gas properties capitalized costs	$22,178	$23,170

At August 31, 2012, the capitalized costs of the Company’s oil and natural gas properties included $8.2 million relating to leasehold costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $14.6 million relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the three months ended August 31, 2012, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the three months ended August 31, 2012 and 2011.

The Company recorded $411,000 of impairment related to its unproved oil and natural gas properties during the three months ended August 31, 2012 related to expiring acreage. There was no impairment for the three months ended August 31, 2011.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company did not record any impairment charges on its proved properties for the three months ended August 31, 2012.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining and maintaining leases and achieving commercial production or sale.

Other Property and Equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	August 31, 2012	May 31, 2012
Other property and equipment	$630	$570
Less accumulated depreciation and amortization	(84)	(60)
Net property and equipment	$546	$510

6. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (“AROs”) for the three months ended August 31, 2012:

(in thousands)	August 31, 2012
Asset retirement obligations at beginning of period	$836
Liabilities incurred	—
Liabilities settled	(54)
Accretion expense	15
Revisions in estimated liabilities	21
Asset retirement obligations at end of period	$818
Less: current portion	—
Long-term portion	$818

Revision in estimated liabilities is a result of higher than estimated retirement costs.

7. Fair Value Measurements

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

•	Level 1 – quoted prices for identical assets or liabilities in active markets.

•	Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table summarizes the valuation of the Company’s financial assets and liabilities at August 31, 2012 and May 31, 2012:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at August 31, 2012
Assets:
Investment in Cross Border Resources, Inc. warrants	$—	$—	$1,748	$1,748
2009B Debentures	$—	$—	$15	$15
Liabilities:
Derivative liability	$—	$300	$—	$300

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2012
Assets:
Investment in Cross Border Resources, Inc. warrants	$—	$—	$1,519	$1,519

The following is a summary of changes to fair value measurements using Level 3 inputs during the three months ended August 31, 2012:

(in thousands)	Debentures	Cross Border Warrants
Balance, May 31, 2012	$—	$1,519
Receipt of 2009B Debentures	63	—
Warrants exercised	—	—
Unrealized gain recorded in earnings	(48)	229
Balance, August 31, 2012	$15	$1,748

8. Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	August 31, 2012	May 31, 2012
Line of credit with FSB	$1,744	$1,787
Convertible note payable, net of discount of $274	726	—
Notes payable:
Replacement note with FSB	2,262	2,327
Senior secured promissory note	4,000	4,000
Debt – current portion	8,732	8,114
Convertible notes payable, net of discount of $990 and $1,192	1,760	1,558
Debt – long-term portion	1,760	1,558
Total debt	$10,492	$9,672

Line of Credit with First State Bank

On June 18, 2010, Black Rock, Mr. Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company, entered into a three year, $3.5 million line of credit with FSB. Loans borrowed under the line of credit accrue interest at the bank’s reference rate plus 275 basis points (6.0% at August 31, 2012) and are payable on demand, or if no demand is made, mature on June 18, 2013. The line of credit is secured by a lien against (i) the Company’s Villarreal, Frost Bank, Resendez and La Duquesa properties, (ii) 2,136,164 shares of Cross Border common stock owned by the Company and (iii) certain property owned by Mr. Bartlett. As co-signers, Mr. Barksdale and Mr. Bartlett are personally obligated for the repayment of borrowings under this line of credit.

Pursuant to the terms of the line of credit, until amounts outstanding under the line of credit are repaid, Black Rock may not, without the lender’s consent, among other things and subject to certain exceptions: (i) cease business or engage in any new line of business that is materially different from its current business; (ii) enter into any merger, consolidation, or acquisition of substantially all of the assets of another entity; (iii) materially change its legal structure, management, ownership or financial condition; (iv) effect a domestication, conversion or interest exchange; (v) incur indebtedness; or (vi) sell, lease, assign, transfer or dispose of substantially all of its assets.

The promissory note has substantially the same events of default as the June 29, 2011 promissory note discussed below under “— Notes Payable — Replacement Note and Bamco Note Receivable.” In addition, an event of default includes the removal of Mr. Barksdale as president and chief executive officer of Black Rock.

On June 18, 2010, Black Rock, Mr. Barksdale and Mr. Bartlett borrowed $3.5 million and issued a $3.5 million promissory note to FSB under the line of credit. Pursuant to the promissory note, the loan is payable on demand, or if no demand is made, is due on June 18, 2013. Borrowings may be repaid at any time without penalty. If FSB declares a default under the loan, interest will accrue on the principal at a rate of 18% per annum. In addition, pursuant to the promissory note, FSB will lock box all funds from net production due to Black Rock. Funds received are first applied to accrued interest, and any remaining amount of funds is applied to the outstanding principal.

As of August 31, 2012, the Company had $1.7 million outstanding and $1.8 million remaining available for borrowing under the line of credit and was in compliance with all of the covenants under the line of credit described above.

Notes Payable

Replacement Note and Bamco Note Receivable

As a condition to the reverse merger pursuant to the Share Exchange Agreement with Black Rock and StoneStreet, FSB required Black Rock to assume and acquire a loan of $2.7 million from FSB (the “Bamco Note Receivable”) that had previously been issued by Bamco Gas, LLC (“Bamco”). Bamco is in receivership, and Mr. Barksdale is the receiver. As a result, the note payable from Bamco to FSB was cancelled, and Black Rock executed a new note to FSB (the “Replacement Note”), which became the only outstanding note due to FSB related to Bamco. Due to the uncertainty about collection or realizing the value of the Bamco Note Receivable, management deemed it necessary to fully impair the value of the Bamco Note Receivable, which was recorded as a loss on note receivable of $2.7 million in the Company’s Consolidated Statement of Operations for the three months ended August 31, 2011. No interest income was recognized on the Bamco Note Receivable.

The Replacement Note accrues interest at a rate of 6% per annum. If FSB declares a default, interest will accrue on the principal at a rate of 18% per annum. The Replacement Note is payable on demand, or if no demand is made, must be paid on June 29, 2014. In addition, the Company must make a principal payment of $540,000 on June 29, 2013. The note may be prepaid at any time without penalty.

The Replacement Note is secured by: (i) a pledge of all of the common stock of Black Rock; (ii) 2,000,000 shares of common stock of the Company held by StoneStreet and (iii) a lien against the Company’s Villarreal, Frost Bank, Resendez and La Duquesa properties. As co-signers, Mr. Barksdale and Mr. Bartlett are personally obligated for the repayment of borrowings under this Replacement Note.

Pursuant to the terms of a commercial loan agreement related to the Replacement Note, until amounts outstanding under the loan are repaid, Black Rock may not, without the lender’s consent, among other things and subject to certain exceptions: (i) cease business or engage in any new line of business that is materially different from its current business; (ii) enter into any merger, consolidation, or acquisition of substantially all of the assets of another entity; (iii) materially change its legal structure, management, ownership or financial condition; (iv) effect a domestication, conversion or interest exchange; (v) incur indebtedness; or (vi) sell, lease, assign, transfer or dispose of substantially all of its assets.

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

In addition, pursuant to the Replacement Note, FSB will lock box all funds from net production due to Black Rock. Funds received are first applied to accrued interest, and any remaining amount of funds is applied to the outstanding principal.

As of August 31, 2012, the Company had $2.3 million outstanding under the Replacement Note and was in compliance with all of the covenants under the Replacement Note described above. Because the Replacement Note has a subjective acceleration clause and a requirement to maintain a lock box arrangement it has been classified as a current liability.

Senior Secured Promissory Note

The Company issued a senior secured promissory note dated November 16, 2011 payable to the Lenders in an aggregate principal amount of $4.0 million. The senior secured promissory note accrues interest at a rate of 12% per annum and is payable monthly. The senior secured promissory note matures on the earlier of November 16, 2012 or the date the senior secured promissory note is terminated, whether by its terms, by prepayment or by acceleration. Upon an event of default, interest will accrue on all outstanding principal and interest at a rate of 18% above the per annum rate otherwise applicable.

All of the Company’s obligations are guaranteed, jointly and severally, by Black Rock and RMR Operating, LLC, wholly owned subsidiaries of the Company. The promissory note is the Company’s senior obligation and is secured by: (i) second priority real property liens against its Villarreal, Frost Bank, Resendez and La Duquesa properties; (ii) a first priority real property lien against all of its then existing properties; and (iii) a stock pledge agreement with the Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of Cross Border common stock owned by the Company.

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

An event of default under the senior secured promissory note includes, among other things: (i) failure to make payments when due; (ii) any representation or warranty proves false; (iii) failure to comply with any covenant; (iv) violation of any provision of the note; (v) bankruptcy or insolvency; (vi) the Lenders determine in their sole and absolute discretion that the promissory note or related documents shall, for any reason, fail or cease to create a valid and perfected lien on or security interest in any or all of the collateral or the collateral shall be compromised, encumbered, cancelled, expired, terminated or otherwise rescinded; (vii) the Lenders determine in their sole but reasonable discretion that the Company is unable in the ordinary course of business to pay its debts as they are due or its debts exceed the fair market value of all of its assets and property; or (viii) a default under any of the Company’s material agreements.

As of August 31, 2012, the Company had $4.0 million outstanding under the senior secured promissory note and was in compliance with all of the covenants under the senior secured promissory note described above.

Convertible Notes Payable

November 2011 Convertible Promissory Notes

On November 25, 2011, the Company issued convertible promissory notes to each of Hohenplan Privatstiftung, Personalversorge der Autogrill Schweiz AG and SST Advisors, Inc. in an aggregate principal amount of $2.75 million. The convertible promissory notes are due and payable on November 25, 2013 and bear interest at a rate of 10% per annum. Prior to repayment, the holders of the convertible promissory notes have the option of converting all or any portion of the unpaid balance of the convertible promissory notes (including accrued and unpaid interest) into shares of the Company’s common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions. The value of the beneficial conversion feature of the three convertible promissory notes was $1.0 million as of August 31, 2012 based on the difference between the conversion price and the Company’s closing price per common share on that date. The beneficial conversion feature has been recorded as a discount to the convertible notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the convertible promissory notes. The Company amortized $0.2 million of this discount to interest expense during the three months ended August 31, 2012.

July 2012 Convertible Promissory Note

On July 30, 2012, the Company issued a convertible promissory note (the “Note”) in the principal amount of $1,000,000 to Hohenplan Privatstiftung (the “Holder”). The Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Note together with accrued but unpaid interest is due on July 30, 2013, subject to a 12-month extension at the Holder’s option. The Holder has the option of converting all or a portion of the principal amount of the Note, plus accrued but unpaid interest, into shares of the Company’s common stock. Subject to adjustment upon certain events, the conversion price is equal to the lower of (a) $1.50 and (b) the lowest price at which the Company’s common stock is sold in an equity financing for cash after the date of the Note and prior to the maturity date. The Company has granted the Holder piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the Note in a future registration statement filed by the Company, other than certain registration statements.

The Company has determined that the terms of the Note contain a down round provision under which the conversion price could be decreased by future equity offerings. Accordingly, the convertible instrument is accounted for as a derivative liability and discount on note payable. The unamortized discount on note payable was approximately $274,000 as of August 31, 2012. The Company amortized approximately $26,000 of this discount to interest expense during the three months ended August 31, 2012. As discussed in Note 7, the derivative liability related to the conversion provision was valued at approximately $300,000 as of July 31, 2012 and August 31, 2012. In connection with the issuance of the Note, the Company incurred approximately $210,000 of debt issuance costs related to the issuance to a broker of 125,000 shares of the Company’s common stock, with a value of $161,000, and warrants to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of the Company’s common stock on the debt issuance date, July 30, 2012. During the three months ended August 31, 2012, the Company amortized approximately $13,000 of the capitalized debt issuance costs to interest expense.

The following is a schedule by fiscal year of future principal payments required under the notes and line of credit described above as:

(in thousands)
Fiscal Years Ending May 31,
2013	$8,007
2014	3,750
Total	$11,757

9. Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended August 31,
(dollars in thousands, except per share amounts)	2012	2011
Net loss (numerator):
Net loss – basic	$(3,709)	$(2,729)
Weighted average shares (denominator):
Weighted average shares – basic	87,574	56,883
Dilution effect of warrants, treasury method(1)	—	—
Weighted average shares – diluted	87,574	56,883
Loss per share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

(1) Warrants to purchase approximately 1,617,590 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the three months ended August 31, 2012.

10. Equity

On June 14, 2012, the Company issued 10,000 shares of its common stock to an employee as payment for equipment. On the date of issuance, the common stock was valued at approximately $14,000 based on the closing price of the Company’s common stock on the OTCBB on that date.

On July 30, 2012, the Company issued 125,000 shares of its common stock and warrants to purchase 83,333 shares of its common stock to a broker in connection with the issuance of a convertible promissory note. The warrants have an exercise price of $1.50 per share and are exercisable until July 30, 2015. On the date of issuance, the common stock was valued at approximately $161,000, and the warrants were valued at $49,000, based on the closing price of the Company’s common stock on the OTCBB on that date.

During the three months ended August 31, 2012, the Company entered into Debenture Purchase Agreements with holders of 2009B Debentures (the “2009B Debentures”) of O&G Leasing, LLC and Performance Drilling Company, LLC for the purchase of an aggregate of $425,000 principal amount of 2009B Debentures plus accrued and unpaid interest in exchange for the issuance of 399,109 shares of common stock of the Company. On August 14, 2012, the Company issued 46,954 shares of its common stock in exchange for $50,000 of 2009B Debentures. On the date of issuance, the common stock was valued at approximately $63,000 based on the closing price of the Company’s common stock on the OTCBB on that date. The 2009B Debentures were valued at $15,000 as of August 31, 2012. The Company incurred a loss on the debentures of approximately $48,000 during the three months ended August 31, 2012.

During the three months ended August 31, 2012, the Company issued an aggregate of 2,768,080 shares of common stock as consideration for the purchase of an aggregate of 1,384,040 shares of Cross Border common stock. The aggregate value of the common stock issued during the three months ended August 31, 2012 was $3.7 million. Management determined the fair value based on the closing price of the Company’s common stock on the OTCBB on the dates of issuance.

At May 31, 2012, the Company had a stock subscription receivable for $150,000 related to136,364 shares that were acquired with warrants exercised during the fiscal year ending May 31, 2012. When the warrants were exercised the Company recognized a loss on the change and fair value for approximately $55,000. At August 31, 2012, the stock subscription receivable remained outstanding.

11. Commitments and Contingencies

Litigation

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, or breach of contract incidental to the operations of its business. The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial conditions or results of operations.

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

Leases

As of August 31, 2012, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $27,000 per month and have remaining lease terms ranging from 3 months to 52 months. The following is a schedule by fiscal year of future minimum rental payments required under these lease arrangements as of August 31, 2012:

(in thousands)
Fiscal Years Ending May 31,
2013	$230
2014	237
2015	177
2016	180
2017	60
Total	$884

Rent expense under the Company’s lease arrangements amounted to approximately $79,000 and $15,000 for the three months ended August 31, 2012 and 2011, respectively.

12. Related Party Transactions

Mr. Barksdale is the receiver for Bamco. Bamco primarily owns oil and gas leasehold interests in various properties, including partial interests in the Frost Bank, La Duquesa and Resendez leases. The Company proposed acquiring Bamco’s assets in exchange for issuing 2,375,000 shares of the Company’s common stock to Bamco’s receivership estate. On October 1, 2012, the court presiding over Bamco’s receivership approved the proposed asset acquisition.

At August 31, 2012, the Company had a receivable due from Bamco for approximately $29,000. The receivable was related to approximately $27,000 of joint interest billing-expenses and to other expenses paid on behalf of Bamco.

During the three months ended August 31, 2012, the Company paid StoneStreet Operating Company LLC (“StoneStreet Operating”) approximately $1,500 as reimbursement for operating and corporate expenses incurred by StoneStreet Operating on behalf of the Company and $17,000 as payment for condensate proceeds that were payable to StoneStreet Operating. At August 31, 2012, $1,600 was payable to StoneStreet Operating for reimbursement of expenses.

The Company entered into an arrangement with R.K. Ford and Associates and Cabal Energy relating to the operations of the Good Chief State #1 and Big Brave State #1 wells, and a contract for drilling services with Western Drilling on the Company’s Madera 24-2H well. Each of these entities are owned or partially owned by Randell K. Ford, a director of the Company. During the three months ended August 31, 2012, these entities provided the Company with an aggregate of approximately $15,000 of engineering, drilling and completion services, which remained unpaid at August 31, 2012. In addition, the Company is a party to a lease agreement with R.K. Ford and Associates, pursuant to which the Company leases office space in Midland, Texas. During the three months ended August 31, 2012, the Company paid approximately $6,000 to R.K. Ford and Associates pursuant to the lease agreement.

The Company is a party to a consulting agreement with Enerstar Resources O&G, LLC. This entity is partially owned by Tommy Folsom, Executive Vice President and Director of Exploration and Production for RMR Operating, LLC and formerly the Executive Vice President and Director of Exploration and Production for the Company. During the three months ended August 31, 2012, the Company incurred an aggregate of approximately $5,000 of expense from this entity, of which approximately $2,000 was unpaid at August 31, 2012.

During the three months ended August 31, 2012, the Company incurred approximately $28,914 for general and administrative expenses that will be reimbursed by Cross Border for accounting services and attendance of certain of the Company’s directors and officers at Cross Border’s annual meeting of stockholders, of which approximately $10,000 remained unpaid at August 31, 2012.

13. Subsequent Events

Cross Border Purchase and Sale Agreements

From September 1, 2012 through October 9, 2012, the Company acquired 236,695 shares of common stock of Cross Border pursuant to the Stock Purchase Agreements.

On October 2, 2012, the Company entered into a stock purchase agreement with a stockholder of Cross Border pursuant to which the stockholder agreed to sell 191,695 shares of Cross Border common stock in exchange for the issuance of 383,390 shares of common stock of the Company. As of the date of this report, this stock purchase has not been consummated.

On October 4, 2012, the Company entered into a stock purchase agreement with a stockholder of Cross Border pursuant to which the stockholder agreed to sell 318,532 shares of Cross Border common stock in exchange for the issuance of an aggregate of 637,064 shares of the Company’s common stock. As of the date of this report, this stock purchase has not been consummated.

Purchase of 2009B Debentures

On October 8, 2012, the Company entered into debenture purchase agreements with two holders of 2009B Debentures pursuant to which the holders agreed to sell an aggregate of $165,000 principal amount of 2009B Debentures plus any accrued and unpaid interest, in exchange for the issuance of 154,948 shares of common stock of the Company.

Promissory Notes

The Company issued promissory notes in the principal amount of $200,000 to Veladen Investments Corp, LLC on October 3, 2012 and in the principal amount of $100,000 to DIT Equity Holdings, LLC on October 15, 2012. The notes accrue interest at a rate of 10% per annum. The entire principal amount of the promissory notes, together with accrued but unpaid interest, is due on the earlier of (i) March 31, 2013 or (ii) the closing of a debt or equity financing of $2.0 million or more.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Red Mountain,” the “Company,” “we,” “our” and “us” refer to Red Mountain Resources, Inc. and its wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”).

Overview

We are a growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, we have established acreage positions and production primarily in the Permian Basin of West Texas and Southeast New Mexico and the onshore Gulf Coast of Texas. Our focus is to grow production and reserves by acquiring and developing an inventory of long-life, low risk drilling opportunities in and around producing oil and natural gas properties.

As of August 31, 2012, we owned of record 6,221,465 shares of Cross Border Resources, Inc. (“Cross Border”) common stock, representing 38.5% of Cross Border’s outstanding common stock. In addition, as of August 31, 2012, we owned warrants to acquire an additional 2,136,164 shares of Cross Border common stock. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016. During the first quarter of fiscal 2013, we entered into stock purchase and sale agreements with a limited number of stockholders of Cross Border to acquire an additional 1,185,301 shares of Cross Border common stock. As of June 30, 2012, Cross Border had approximately 866,000 gross (294,000 net) acres, of which 25,000 net acres were located in the Permian Basin. The following disclosures about our financial results do not include Cross Border’s financial results.

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

Fiscal 2013 First Quarter Operational Update

During the first quarter of fiscal 2013, we completed and put on-line the previously drilled Villarreal #2 well. The Villarreal #2 well commenced production on August 25, 2012 and averaged 2,126 Mcf per day through August 31, 2012. During the first quarter of fiscal 2013, we drilled no new wells, performed maintenance on six wells, plugged and abandoned two wells and temporarily abandoned three wells. The Madera 24-2H well was shut-in for 20 days during the period because the gas plant that receives associated gas from this well was shut down. We became the operator of the Madera 25-1 well effective August 1, 2012.

Bamco Asset Acquisition

Mr. Barksdale is the receiver for Bamco. Bamco primarily owns oil and gas leasehold interests in various properties, including partial interests in the Frost Bank, La Duquesa and Resendez leases. We proposed acquiring Bamco’s assets in exchange for issuing 2,375,000 shares of our common stock to Bamco’s receivership estate. On October 1, 2012, the court presiding over Bamco’s receivership approved the proposed asset acquisition.

Planned Operations

We plan to spend between $25.0 million and $30.0 million during the remainder of fiscal 2013 to drill and complete wells or re-enter and complete wells, most of which will be spent in the Permian Basin. Our primary focus is on the Madera Prospect where we plan to drill up to six wells (3.6 net wells) and on the Cowden Prospect where we plan to drill up to three gross and net wells during fiscal 2013. We also plan to drill one gross and net well on the Jackson Bough C Prospect and one gross and net well on the East and West Ranch Prospects. We currently believe that cash on hand and cash flow from operations will not be sufficient to fund our fiscal 2013 development program and are seeking funding from third parties. If we do not raise additional funds, we may be required to curtail our fiscal 2013 development program.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3. Summary of Significant Accounting Policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Results of Operations

Three Months Ended August 31, 2012 Compared to Three Months Ended August 31, 2011

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended August 31, 2012 and 2011.

	Three Months Ended August 31,
	2012	2011
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$1,346	$1,125

Net Production sold
Oil (Bbl)	12,098	147
Natural gas (Mcf)	142,723	249,888
Total (Boe)	35,885	41,795
Total (Boe/d) (1)	390	454

Average sales prices
Oil ($/Bbl)	$80.48	$90.20
Natural gas ($/Mcf)	2.61	4.45
Total average price ($/Boe)	$37.52	$26.91

Costs and expenses (per Boe)
Exploration expense	$0.53	$0.10
Production taxes	2.37	1.27
Lease operating expenses	10.20	1.91
Natural gas transportation and marketing expenses	0.64	1.27
Depreciation, depletion, amortization and impairment	39.18	6.80
Accretion of discount on asset retirement obligation	0.42	0.10
General and administrative expense	73.93	15.31

(1) Boe/d is calculated based on actual calendar days during the period.

Revenues and Production

Oil and Natural Gas Production. During the three months ended August 31, 2012, we had net production sold of 35,885 barrels of oil equivalent (“Boe”), compared to net production sold of 41,795 Boe during the three months ended August 31, 2011. The decrease in net production was primarily attributable to production decline in the Villarreal field, which was partially offset by oil production from the Madera field. Our highest producing well, the Madera 24 -2H well, was shut in for 20 days during the first quarter of fiscal 2013 because the gas plant that receives gas from this well was shut down. For the three months ended August 31, 2012, 33.7% of our production was oil and 66.3% was natural gas, compared to 99.7% natural gas for the three months ended August 31, 2011.

Oil and Natural Gas Sales. During the three months ended August 31, 2012, we had oil and natural gas sales of $1.3 million, as compared to $1.1 million during the three months ended August 31, 2011. The increase in oil and natural gas sales was primarily attributable to a different product mix, consisting of higher oil production from the new Madera 24-2H well and from the Cowden and Pawnee prospects.

Costs and Expenses

Production Taxes. Production taxes were approximately $85,000 for the three months ended August 31, 2012, as compared to approximately $53,000 for the three months ended August 31, 2011. The increase in production taxes was attributable to the different product mix from the first quarter of fiscal 2012 to the first quarter of fiscal 2013 and associated tax rates. During the first quarter of fiscal 2012, we primarily sold gas produced in South Texas which had associated production tax incentives. During the first quarter of fiscal 2013, we primarily sold oil produced in New Mexico and Texas which had higher effective tax rates than the South Texas gas. Additionally, less South Texas gas was sold in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012.

Lease Operating Expenses. During the three months ended August 31, 2012, we incurred lease operating expenses of $0.4 million, as compared to $0.1 million during the three months ended August 31, 2011. The increase in lease operating expenses was attributable to an increase in the number of operating wells as well as workover expenditures.

Natural Gas Transportation and Marketing Expenses. For the three months ended August 31, 2012, natural gas transportation and marketing expenses were $23,000, as compared to $53,000 for the three months ended August 31, 2011. The decrease in natural gas transportation and marketing expenses was attributable to the decrease in sales of natural gas.

Depreciation, Depletion, Amortization and Impairment. For the three months ended August 31, 2012, depreciation, depletion, amortization and impairment was $1.4 million, as compared to $0.3 million for the three months ended August 31, 2011. The increase in depreciation, depletion, amortization and impairment was attributable to the impairment of expiring acreage in our Pawnee prospect of $0.4 million as well increased depletion rates due to declining reserves.

General and Administrative Expense. General and administrative expense was $2.7 million for the three months ended August 31, 2012, as compared to $0.6 million for the three months ended August 31, 2011. The increase in general and administrative expense was due primarily to $870,000 in legal and professional fees incurred in connection with the acquisition of Cross Boarder common stock and 2009B Debentures (the “2009B Debentures”) of O&G Leasing, LLC and Performance Drilling Company, LLC and due diligence work for a potential acquisition.

Other Expense. Other expense was $0.5 million for the three months ended August 31, 2012, as compared to other expense of $2.7 million for the three months ended August 31, 2011. The decrease in other expense was primarily attributable to a $2.7 million loss on note receivable that we incurred in the quarter ended August 31, 2011.

Liquidity and Capital Resources

General

Our primary source of liquidity for the first quarter of fiscal 2013 was cash flow from the issuance of a convertible note. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our line of credit and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

Capital Expenditures

Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. For the first quarter of fiscal 2013, we had capital expenditures of approximately $218,000 for the acquisition and exploration of oil and natural gas properties and approximately $46,000 for other property and equipment. We anticipate capital expenditures of between $25.0 million and $30.0 million for the remainder of fiscal 2013. See “— Planned Operations” for more information about our planned capital expenditures.

Liquidity

At August 31, 2012, we had $0.2 million in cash and cash equivalents, $8.0 million outstanding under various promissory notes and $2.5 million outstanding under various convertible promissory notes, net of an aggregate discount of $1.3 million. At August 31, 2012, we had a working capital deficit of $13.0 million compared to a working capital deficit of $7.5 million at August 31, 2011.

We currently do not have sufficient funds for our planned exploration or development activities for fiscal 2013 and will need additional capital to continue our operations beyond November 16, 2012, or sooner if demand for payment is made under either our line of credit or promissory note with First State Bank of Lonoke (“FSB”). We are exploring available financing options, including the sale of debt or equity. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected.

Financings

On July 30, 2012, we issued a convertible promissory note (the “Note”) in the principal amount of $1.0 million to Hohenplan Privatstiftung (the “Holder”). The Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Note, together with accrued but unpaid interest, is due on July 30, 2013, subject to a 12-month extension at the Holder’s option.

We issued promissory notes in the principal amount of $200,000 to Veladen Investments Corp, LLC on October 3, 2012 and in the principal amount of $100,000 to DIT Equity Holdings, LLC on October 15, 2012. The notes accrue interest at a fixed rate of 10% per annum. The entire principal amount of the promissory notes, together with accrued but unpaid interest, is due on the earlier of (i) March 31, 2013 or (ii) the closing of a debt or equity financing of $2.0 million or more.

Cash Flows

Net cash used in operating activities was $0.5 million for the three months ended August 31, 2012, compared to net cash provided by operating activities of $1.0 million for the three months ended August 31, 2011. The decrease in net cash provided by operating activities was primarily due to a $1.0 million increase in net loss, $2.7 million decrease in non-cash loss on note receivable, and a $0.2 million increase from gain on investment in Cross Border warrants. These decreases to cash from operations were partially offset by $1.2 million increase in non-cash depreciation, depletion, amortization and impairment, $0.4 million of amortization of debt issuance costs, and a $0.9 million increase in accounts payable.

Net cash used in investing activities decreased to $0.3 million for the three months ended August 31, 2012 from $4.8 million for the three months ended August 31, 2011 due to a $4.3 million decrease in capital expenditures. We had significant additions in the first quarter of fiscal 2012 primarily related to the development of our oil and natural gas properties and the acquisitions of the Pawnee Prospect and Shafter Lake Lease.

Net cash provided by financing activities was $0.9 million for the three months ended August 31, 2012, as compared to $4.0 million for the three months ended August 31, 2011. Net cash provided by financing activities for the three months ended August 31, 2012 was primarily comprised of the issuance of a $1.0 million convertible note, partially offset by repayments of our line of credit and note payable.

Indebtedness

Line of Credit with First State Bank

On June 18, 2010, Black Rock, Mr. Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company, entered into a three year, $3.5 million line of credit with FSB. Loans borrowed under the line of credit accrue interest at the bank’s reference rate plus 275 basis points (6% at August 31, 2012) and are payable on demand, or if no demand is made, mature on June 18, 2013. The line of credit is secured by a lien against (i) our Villarreal, Frost Bank, Resendez and La Duquesa properties, (ii) 2,136,164 shares of Cross Border common stock owned by us and (iii) certain property owned by Mr. Bartlett. As co-signers, Mr. Barksdale and Mr. Bartlett are personally obligated for the repayment of borrowings under this line of credit.

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

On June 18, 2010, Black Rock, Mr. Barksdale and Mr. Bartlett borrowed $3.5 million and issued a $3.5 million promissory note to FSB under the line of credit. Pursuant to the promissory note, the loan is payable on demand, or if no demand is made, is due on June 18, 2013. Borrowings may be repaid at any time without penalty. If FSB declares a default under the loan, interest will accrue on the principal at a rate of 18% per annum. In addition, pursuant to the promissory note, FSB will lock box all funds from net production due to Black Rock. Funds received are first applied to accrued interest, and any remaining amount of funds is applied to the outstanding principal.

As of August 31, 2012, we had $1.7 million outstanding and $1.8 million remaining available for borrowing under the line of credit and were in compliance with all of the covenants under the line of credit described above.

Replacement Note and Bamco Note Receivable

As a condition to the reverse merger pursuant to the Share Exchange Agreement with Black Rock and StoneStreet, FSB required Black Rock to assume and acquire a loan of $2.7 million from FSB (the “Bamco Note Receivable”) that had previously been issued by Bamco Gas, LLC (“Bamco”). Bamco is in receivership, and Mr. Barksdale is the receiver. As a result, the note payable from Bamco to FSB was cancelled, and Black Rock executed a new note to FSB (the “Replacement Note”), which became the only outstanding promissory note due to FSB related to Bamco. Due to the uncertainty about collection or realizing the value of the Bamco Note Receivable, management deemed it necessary to fully impair the value of the Bamco Note Receivable, which was recorded as a loss during fiscal 2012. No interest income was recognized on the Bamco Note Receivable.

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

In addition, pursuant to the Replacement Note, FSB will lock box all funds from net production due to Black Rock. Funds received are first applied to accrued interest, and any remaining amount of funds is applied to the outstanding principal.

As of August 31, 2012, we had $2.3 million outstanding under the Replacement Note and were in compliance with all of the covenants under the Replacement Note described above.

Senior Secured Promissory Note

We issued a senior secured promissory note dated November 16, 2011 payable to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (collectively, the “Lenders”) in an aggregate principal amount of $4.0 million. The senior secured promissory note accrues interest at a rate of 12% per annum, is payable monthly and matures on the earlier of November 16, 2012 or the date the senior secured promissory note is terminated, whether by its terms, by prepayment or by acceleration. Upon an event of default, interest will accrue on all outstanding principal and interest at a rate of 18% above the per annum rate otherwise applicable.

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

As of August 31, 2012, we had $4.0 million outstanding under the senior secured promissory note and were in compliance with all of the covenants under the senior secured promissory note described above.

Convertible Promissory Notes

On November 25, 2011, we issued convertible promissory notes to Hohenplan Privatstiftung, Personalversorge der Autogrill Schweiz AG and SST Advisors, Inc. in an aggregate principal amount of $2.75 million. The convertible promissory notes are due and payable on November 25, 2013 and bear interest at the rate of 10% per annum. Prior to repayment, the holders of the convertible promissory notes have the option of converting all or any portion of the unpaid balance of the convertible promissory notes (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions. The value of the beneficial conversion feature of the three convertible promissory notes was $1.0 million as of August 31, 2012. The beneficial conversion feature has been recorded as a discount to the convertible notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the convertible promissory notes. We amortized $0.2 million of the discount to interest expense during the three months ended August 31, 2012.

On July 30, 2012, we issued a convertible promissory note in the principal amount of $1.0 million to Hohenplan Privatstiftung. The Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Note together with accrued but unpaid interest is due on July 30, 2013, subject to a 12-month extension at the Holder’s option. The Holder has the option of converting all or a portion of the principal amount of the Note, plus accrued but unpaid interest, into shares of our common stock. Subject to adjustment upon certain events, the conversion price is equal to the lower of (a) $1.50 per share and (b) the lowest price at which our common stock is sold in an equity financing for cash after the date of issuance of the Note and prior to the maturity date. We have granted the Holder piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the Note in a future registration statement filed by us, other than a registration statement (i) filed in connection with any employee stock option or other benefit plan, (ii) for an exchange offer or offering of securities solely to our existing shareholders, (iii) for an offering of debt that is convertible into any of our equity securities or (iv) for a dividend reinvestment plan.

We have determined that the terms of the Note contain a down round provision under which the conversion price could be decreased as a result of future equity offerings at a price per share less than $1.50. Accordingly, the conversion feature is accounted for as a derivative liability and discount on note payable. The fair value of the discount on note payable was approximately $274,000 as of August 31, 2012. We amortized approximately $26,000 of this discount to interest expense during the three months ended August 31, 2012. The derivative liability related to the conversion feature was valued at approximately $300,000 as of August 31, 2012. In connection with the issuance of the Note, we incurred approximately $210,000 of debt issuance costs related to the issuance to a broker of 125,000 shares of our common stock, with a value of $161,000, and warrants to purchase 83,333 shares of our common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of our common stock on the debt issuance date, July 30, 2012. During the three months ended August 31, 2012, we amortized approximately $13,000 of the capitalized debt issuance costs to interest expense.

Unsecured Promissory Notes

We issued promissory notes in the principal amount of $200,000 to Veladen Investments Corp, LLC on October 3, 2012 and in the pricipal amount of $100,000 to DIT Equity Holdings, LLC on October 15, 2012. The notes accrue interest at a fixed rate of 10% per annum. The entire principal amount of the notes, together with accrued but unpaid interest, is due on the earlier of (i) March 31, 2013 or (ii) the closing of a debt or equity financing of $2.0 million or more.

Contractual Obligations

Since May 31, 2012, there have been no material changes to our contractual obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at August 31, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” believe,” “expect,” anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “understand,” or similar expressions and the negative of such words and expressions, although not all forward-looking statements contain such words or expressions.

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	our ability to raise additional capital to fund future capital expenditures;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•	declines or volatility in the prices we receive for our oil and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	uncertainties associated with estimates of proved oil and natural gas reserves;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	risks and liabilities associated with acquired companies and properties;

•	risks related to integration of acquired companies and properties;

•	potential defects in title to our properties;

•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•	geological concentration of our reserves;

•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	exploration and development risks;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of our management team;

•	weather conditions;

•	actions or inactions of third-party operators of our properties;

•	costs and liabilities associated with environmental, health and safety laws;

•	our ability to find and retain highly skilled personnel;

•	operating hazards attendant to the oil and natural gas business;

•	competition in the oil and natural gas industry; and

•	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production is volatile. We do not use derivative financial instruments to hedge commodity price risk exposure.

Interest Rate Risk

At August 31, 2012, we did not have any material interest rate risk. Our exposure to interest rate changes related primarily to borrowings under our line of credit with FSB. At August 31, 2012, we had $1.7 million outstanding under the line of credit, and interest is payable on borrowings based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Indebtedness.”

Item  4.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2012 and, based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

We are not a party to, and none of our properties are the subject of, any material pending legal proceedings, nor are we aware of any material legal proceedings contemplated by any government authority.

Item 1A.        Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2012, we issued 125,000 shares of our common stock and warrants to purchase 83,333 shares of our common stock to a broker in connection with the issuance of a convertible promissory note. The warrants have an exercise price of $1.50 per share and are exercisable until July 30, 2015. The issuance of our common stock was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933. The issuance was made solely to an accredited investor without any general solicitation or advertising.

During the three months ended August 31, 2012, we entered into Debenture Purchase Agreements with holders of 2009B Debentures for the purchase of an aggregate of $425,000 principal amount of 2009B Debentures, plus accrued and unpaid interest, in exchange for the issuance of 399,109 shares of our common stock. On August 14, 2012, we issued 46,954 shares of our common stock in exchange for $50,000 principal amount of the 2009B Debentures. The issuance of our common stock was made in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933. The issuance was made solely to accredited investors without any general solicitation or advertising.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None.

Item 6.	Exhibits

2.1**	Asset Purchase Agreement, dated July 19, 2012, by and among Hunter Drilling, LLC, First Security Bank, as Trustee for the Holders of the Senior Series 2009A Debentures and the Series 2009B Debentures, Red Mountain Resources, Inc., O&G Leasing, LLC and Performance Drilling Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2012).

3.1	Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

3.2	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.4	By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

10.1	Convertible Promissory Note, dated July 30, 2012 issued by the Company to Hohenplan Privatstiftung (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Item 601(b)(2), the registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
†	To be furnished by amendment during the 30-day grace period provided by Rule 405(a)(2) of Regulations S-T.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer

By:	/s/ Hilda D. Kouvelis
Hilda D. Kouvelis
Chief Accounting Officer

Date: October 15, 2012

INDEX TO EXHIBITS

2.1**	Asset Purchase Agreement, dated July 19, 2012, by and among Hunter Drilling, LLC, First Security Bank, as Trustee for the Holders of the Senior Series 2009A Debentures and the Series 2009B Debentures, Red Mountain Resources, Inc., O&G Leasing, LLC and Performance Drilling Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2012).

3.1	Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

3.2	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.4	By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

10.1	Convertible Promissory Note, dated July 30, 2012 issued by the Company to Hohenplan Privatstiftung (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Item 601(b)(2), the registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
†	To be furnished by amendment during the 30-day grace period provided by Rule 405(a)(2) of Regulations S-T.

