Form 10-Q/A
period 2012-08-31
RED MOUNTAIN RESOURCES, INC.
filed 2012-11-08
CIK 1483496

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

EXPLANATORY NOTE

Red Mountain Resources, Inc. (the “Company”) is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on October 15, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2)(ii) of Regulation S T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6. Exhibits

2.1**	Asset Purchase Agreement, dated July 19, 2012, by and among Hunter Drilling, LLC, First Security Bank, as Trustee for the Holders of the Senior Series 2009A Debentures and the Series 2009B Debentures, Red Mountain Resources, Inc., O&G Leasing, LLC and Performance Drilling Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2012).

3.1	Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

3.2	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.4	By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

10.1	Convertible Promissory Note, dated July 30, 2012 issued by the Company to Hohenplan Privatstiftung (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Previously filed.
**	Pursuant to Item 601(b)(2), the registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
†	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Alan W. Barksdale
Alan W. Barksdale Chief Executive Officer

By:	/s/ Hilda D. Kouvelis
Hilda D. Kouvelis Chief Accounting Officer

Date: November 8, 2012

INDEX TO EXHIBITS

2.1**	Asset Purchase Agreement, dated July 19, 2012, by and among Hunter Drilling, LLC, First Security Bank, as Trustee for the Holders of the Senior Series 2009A Debentures and the Series 2009B Debentures, Red Mountain Resources, Inc., O&G Leasing, LLC and Performance Drilling Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 25, 2012).

3.1	Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

3.2	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.4	By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

10.1	Convertible Promissory Note, dated July 30, 2012 issued by the Company to Hohenplan Privatstiftung (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 30, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed.
**	Pursuant to Item 601(b)(2), the registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.
†	Filed herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.