Form 10-Q
period 2012-11-30
RED MOUNTAIN RESOURCES, INC.
filed 2013-01-14
CIK 1483496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

As of January 8, 2013, the registrant had 110,828,388 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	November 30, 2012	May 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$382	$168
Restricted cash	227	252
Accounts receivable – oil and natural gas sales	409	706
Accounts receivable – other	326	73
Accounts receivable – related party	209	—
Debt issuance costs	145	328
Prepaid expenses and other current assets	231	358
Total current assets	1,929	1,885
Long-Term Investments:
Equity method investment in Cross Border Resources, Inc.	11,877	7,641
Investment in Cross Border Resources, Inc. warrants	827	1,519
Debentures – held to maturity	830	—
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	25,533	25,309
Unproved properties	2,410	2,617
Other property and equipment	639	570
Less accumulated depreciation, depletion, amortization and impairment	(6,401)	(4,816)
Oil and natural gas properties, net	22,181	23,680
Other Assets:
Security deposit and other assets	299	327
Total Assets	$37,943	$35,052

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,684	$2,349
Accounts payable – related party	4	12
Revenues payable	978	527
Accrued expenses	932	1,268
Derivative liability	209	—
Line of credit	1,556	1,787
Convertible notes payable, net of discount of $990	2,760	—
Notes payable – current portion	6,527	6,327
Total current liabilities	17,650	12,270
Long-Term Liabilities:
Convertible notes payable, net of discount of $1,192	—	1,558
Stock issuance liability	100	68
Asset retirement obligation	833	836
Total long-term liabilities	933	2,462
Total Liabilities	18,583	14,732
Commitments and Contingencies (Notes 2, 11, 12 and 13)
Stockholders’ Equity:
Common stock, $0.00001 par value; 500,000 shares authorized; 91,883 shares issued and 89,369 outstanding as of November 30, 2012; 86,932 shares issued and 85,100 shares outstanding as of May 31, 2012	1	1
Stock subscription receivable	—	(150)
Additional paid-in capital	36,385	30,548
Accumulated deficit	(17,026)	(10,079)
Total stockholders’ equity	19,360	20,320
Total Liabilities and Stockholders’ Equity	$37,943	$35,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	For Each of the Three Months Ended November 30,		For Each of the Six Months Ended November 30,
	2012	2011	2012	2011
Revenue:
Oil and natural gas sales	$1,108	$946	$2,454	$2,071
Operating Expenses:
Exploration expense	12	40	31	44
Production taxes	19	48	103	102
Lease operating expenses	199	121	565	201
Natural gas transportation and marketing expenses	35	57	59	110
Depreciation, depletion, amortization and impairment	591	274	1,998	558
Accretion of discount on asset retirement obligation	15	11	30	16
General and administrative expense	1,446	1,079	4,099	1,717
Total operating expenses	2,317	1,630	6,885	2,748
Loss from Operations	(1,209)	(684)	(4,431)	(677)
Other Income (Expense):
Change in fair value of derivative liability	92	—	92	—
Change in fair value of warrant liability	—	(1,114)	—	(1,019)
Unrealized gain (loss) on investment in Cross Border Resources, Inc. warrants	(922)	62	(692)	528
Equity in earnings of Cross Border Resources, Inc.	(443)	(170)	(431)	(188)
Interest expense	(756)	(256)	(1,437)	(811)
Unrealized loss on debentures	—	—	(48)	—
Unrealized loss on note receivable	—	—	—	(2,725)
Total Other Expense	(2,029)	(1,478)	(2,516)	(4,215)
Loss Before Income Taxes	(3,238)	(2,162)	(6,947)	(4,892)
Income tax provision	—	—	—	—
Net loss	$(3,238)	$(2,162)	$(6,947)	$(4,892)
Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.08)	$(0.07)
Basic and diluted weighted average common shares outstanding	90,532	75,017	89,045	65,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For Each of the Six Months Ended November 30,
	2012	2011
Cash Flow From Operating Activities:
Net loss	$(6,947)	$(4,892)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	1,998	558
Equity in earnings of Cross Border Resources, Inc.	431	188
Amortization of debt issuance costs	895	581
Accretion of discount on asset retirement obligation	30	16
Unrealized loss on warrant liability	—	1,019
Unrealized (gain) loss on investment in Cross Border Resources, Inc. warrants	692	(528)
Unrealized gain on derivative liability	(92)	—
Unrealized loss on note receivable	—	2,725
Unrealized loss on debentures	48	—
Change in working capital:
Accounts receivable – oil and natural gas sales	297	(552)
Accounts receivable – other	(268)	—
Accounts receivable – related party	(194)	25
Prepaid expenses and other assets	156	(818)
Accounts payable	2,790	2,566
Accrued expenses	(236)	354
Restricted cash	25	(276)
Accounts payable – related party	(12)	782
Net cash provided by (used in) operating activities	(387)	1,748
Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(408)	(7,895)
Acquisition of oil and natural gas properties	—	(2,271)
Additions to other property and equipment	(55)	(337)
Investment in notes receivable	—	(44)
Decrease in security deposits	—	3
Settlement of asset retirement obligations	(54)	—
Net cash used in investing activities	(517)	(10,544)
Cash Flow From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	9,398
Proceeds from notes payable	1,400	5,470
Net borrowings under line of credit	(231)	(772)
Exercise of warrants	150	—
Issuance of notes payable to shareholders	—	494
Repayments of notes payable to shareholders	—	(2,892)
Reverse merger recapitalization	—	132
Payments on notes payable	(201)	(364)
Net cash provided by financing activities	1,118	11,466
Net change in cash and equivalents	214	2,670
Cash at beginning of period	168	121
Cash at end of period	$382	$2,791
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$327	$1,085
Non-Cash Transactions
Change in asset retirement obligation estimate	$21	$—
Issuance of shares for investment in Cross Border Resources, Inc.	$4,667	$4,302
Convertible notes payable derivative liability	$300	$—
Non-cash acquisition of oil and gas properties	$—	$570
Issuance of shares for debentures	$879	$—
Issuance of shares for equipment	$14	$—
Issuance of shares for debt issuance costs	$161	$—
Issuance of warrants for debt issuance costs	$49	$—
Issuance of replacement note for acquisition of Bamco note receivable	$—	$2,725
Issuance of warrants for common stock issuance costs	$—	$2,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Total

Balance at May 31, 2012	86,932	$0.869	$30,548	$(10,079)	$(150)	$20,320
Issuance of shares for investment in Cross Border Resources, Inc.	3,737	.037	4,667	—	—	4,667
Issuance of shares for debentures	1,000	.010	878	—	—	878
Issuance of shares for equipment	10	—	14	—	—	14
Issuance of shares for stock issuance liability	79	.001	68	—	—	68
Issuance of shares for debt issuance costs	125	.001	161	—	—	161
Issuance of warrants for debt issuance costs	—	—	49	—	—	49
Cash received	—	—	—	—	150	150
Net loss for the period ended November 30, 2012	—	—	—	(6,947)	—	(6,947)
Balance at November 30, 2012	91,833	$.918	$36,385	$(17,026)	$—	$19,360

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

The Company incurred a net loss of $6.9 million during the six months ended November 30, 2012. At November 30, 2012, the outstanding principal amount of the Company’s debt was $10.8 million, net of an aggregate discount of $1.0 million, and the Company had a working capital deficit of $15.7 million. Of the outstanding debt, $4.0 million is due February 14, 2013 under a senior secured promissory note payable to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (collectively, the “Lenders”), and an aggregate of $3.7 million is due on demand under a line of credit and promissory note with First State Bank of Lonoke (“FSB”). The Company currently does not have sufficient funds to repay these obligations. The Company is exploring available financing options, including the sale of debt or equity. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of recurring losses from operations and a working capital deficiency, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Red Mountain Resources, Inc. and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at November 30, 2012 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

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

Investments in Non-Performing Debentures

As of November 30, 2012, the Company held debentures issued by O&G Leasing, LLC (“O&G Leasing”) with a principal amount of $1.1 million. O&G Leasing filed a voluntary petition for relief commencing bankruptcy cases under Chapter 11 of the United States Bankruptcy Code in May 2010. As a result of the bankruptcy filing, O&G Leasing is not making interest or principal payments on the debentures. The Company’s investments in these non-performing debentures were initially recorded at cost, which the Company believes represented fair value. Management estimated cash flows expected to be collected considering the contractual terms of the debentures, the nature and estimated fair value of collateral, and other factors it deemed appropriate. The estimated fair value of the debentures at acquisition was significantly less than the contractual amounts due under the terms of the debentures.

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the debentures based, at least in part, on the assessment of the credit quality of O&G Leasing, the debentures are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments of the loan as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $245,000 plus accrued interest in arrears as of November 30, 2012.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest. For the six months ended November 30, 2012, all of the debentures held by the Company were on non-accrual status since O&G Leasing remains under the supervision of the bankruptcy court.

The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired and the Company will record a provision for loan loss to write the debenture down to its estimated fair value. There were no loan losses recorded during the six months ended November 30, 2012.

The Company’s investments in non-performing debentures are classified as held to maturity because the Company has the intent and ability to hold the debentures for the foreseeable future.

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

On December 16, 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Application of ASU 2011-11 is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

4. Investment in Cross Border Resources, Inc.

As of November 30, 2012, the Company owned of record 6,708,096 shares of Cross Border Resources, Inc. (“Cross Border”) common stock, representing 41.5% of Cross Border’s outstanding common stock. As of November 30, 2012, these shares had a value of $6.6 million based on the $0.98 per share closing market price of Cross Border’s common stock on the OTCBB on that date. In addition, as of November 30, 2012 and May 31, 2012, the Company owned warrants to acquire an additional 2,136,164 shares of Cross Border common stock. As of November 30, 2012 and May 31, 2012, the warrants had a fair value of $0.8 million and $1.5 million, respectively. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016.

During the six months ended November 30, 2012, the Company entered into several stock purchase and sale agreements (the “Stock Purchase Agreements”) with a limited number of stockholders of Cross Border to acquire 4,111,268 shares of common stock of Cross Border in exchange for the issuance of 8,222,536 shares of the Company's common stock. As of November 30, 2012, the Company had outstanding stock purchase agreements pursuant to which it had agreed to acquire an additional 2,240,597 shares of Cross Border common stock.

The Company valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers and the closing price of Cross Border’s common stock on the OTCBB on November 30, 2012 and May 31, 2012, respectively. The changes in fair value have been recorded in unrealized gain on investment in Cross Border warrants in the Company’s Condensed Consolidated Statements of Operations. In determining this valuation, the Company used the following inputs:

	November 30,	May 31,
	2012	2012
Market price	$0.98	$1.87
Volatility	85%	77%
Estimated life (years)	3.5	4
Risk-free rate	0.61%	0.67%
Dividend rate	0%	0%

Due to increased ownership in Cross Border during the fiscal year ended May 31, 2012, the Company retroactively applied the equity method of accounting to all periods presented. The difference between the Company’s gross investment of $11.9 million in Cross Border and equity share of net assets totaling $7.3 million was allocated to the Company’s investment in Cross Border’s oil and natural gas properties. The excess basis of the Company’s gross investment over the equity share of net assets is depleted each quarter based upon Cross Border’s depletion rate calculated on its oil and natural gas properties. The depletion for the six months ended November 30, 2012 was approximately $341,000.

Due to timing differences in the Company’s and Cross Border’s fiscal year ends and quarterly periods and due to the lack of financial information for Cross Border for the current quarterly period, the Company books its share of Cross Border’s financial activity on a two-month lag. In accordance with the equity method of accounting, the investment is initially recorded at cost and adjusted to reflect the Company’s share of changes in Cross Border’s capital. It is further adjusted to recognize the Company’s share of Cross Border’s earnings as they occur. The Company’s share of Cross Border’s earnings also includes any other-than-temporary declines in fair value recognized during the period. Changes in the Company’s proportionate share of the underlying equity of Cross Border which result from Cross Border’s issuance of additional equity securities are recognized as increases or decreases in stockholders’ equity, net of any related tax effects. For the six months ended November 30, 2012, the Company recognized a $91,000 loss in its equity investment in the Company’s Condensed Consolidated Statements of Operations for net loss of Cross Border for the six months ended September 30, 2012.

The following represents Cross Border’s summarized unaudited financial information for the periods indicated:

(in thousands)	September 30, 2012	December 31, 2011
Assets:
Total current assets	$3,563	$3,488
Noncurrent assets	32,546	25,753
Total assets	$36,109	$29,241
Liabilities:
Total current liabilities	$7,005	$3,528
Total long-term liabilities	10,589	7,795
Equity	18,515	17,918
Total liabilities and equity	$36,109	$29,241

(in thousands)	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011
Total revenues	$6,959	$3,398
Loss on operations	$(852)	$(1,256)
Net loss	$(131)	$(317)

5. Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	November 30, 2012	May 31, 2012
Oil and natural gas properties:
Proved	$25,533	$25,309
Unproved	2,410	2,617
Total oil and natural gas properties	27,943	27,926
Less accumulated depletion and impairment	(6,292)	(4,756)
Net oil and natural gas properties capitalized costs	$21,651	$23,170

At November 30, 2012, the capitalized costs of the Company’s oil and natural gas properties included $8.2 million relating to leasehold costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and $14.7 million relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the six months ended November 30, 2012, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the six months ended November 30, 2012 and 2011.

The Company recorded $411,000 of impairment related to its unproved oil and natural gas properties during the six months ended November 30, 2012 related to expiring acreage. There was no impairment for the six months ended November 30, 2011.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company did not record any impairment charges on its proved properties for the six months ended November 30, 2012.

Uncertainties affect the recoverability of these costs as the recovery of the costs outlined above are dependent upon the Company obtaining and maintaining leases and achieving commercial production or sale.

Other Property and Equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	November 30, 2012	May 31, 2012
Other property and equipment	$639	$570
Less accumulated depreciation and amortization	(109)	(60)
Net property and equipment	$530	$510

6. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s asset retirement obligations (“AROs”) for the six months ended November 30, 2012:

(in thousands)	November 30, 2012
Asset retirement obligations at beginning of period	$836
Liabilities incurred	—
Liabilities settled	(54)
Accretion expense	30
Revisions in estimated liabilities	21
Asset retirement obligations at end of period	$833
Less: current portion	—
Long-term portion	$833

Revision in estimated liabilities was a result of higher than estimated retirement costs.

7. Fair Value Measurements

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

•	Level 1 – quoted prices for identical assets or liabilities in active markets.

•	Level 2 – quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table summarizes the valuation of the Company’s financial assets and liabilities at November 30, 2012 and May 31, 2012:

	Fair Value Measurements at November 30, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at November 30, 2012
Assets:
Investment in Cross Border Resources, Inc. warrants	$—	$—	$827	$827
Liabilities:
Derivative liability	$—	$209	$—	$209

	Fair Value Measurements at May 31, 2012 Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2012
Assets:
Investment in Cross Border Resources, Inc. warrants	$—	$—	$1,519	$1,519

The following is a summary of changes to fair value measurements using Level 3 inputs during the six months ended November 30, 2012:

(in thousands)	Cross Border Warrants
Balance, May 31, 2012	$1,519
Award of warrants	—
Warrants exercised	—
Unrealized gain (loss) recorded in earnings	(692)
Balance, November 30, 2012	$827

8. Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	November 30, 2012	May 31, 2012
Line of credit with FSB	$1,556	$1,787
Convertible notes payable, net of discount of $990	2,760	—
Notes payable:
Senior secured promissory note	4,000	4,000
Replacement Note with FSB	2,127	2,327
Short-term notes payable	400	—
Debt – current portion	10,843	8,114
Convertible notes payable, net of discount of $0 and $1,192	—	1,558
Debt – long-term portion	—	1,558
Total debt	$10,843	$9,672

Line of Credit with First State Bank

On June 18, 2010, Black Rock, Mr. Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company, entered into a three year, $3.5 million line of credit with FSB. Loans borrowed under the line of credit accrue interest at the bank’s reference rate plus 275 basis points (6.0% at November 30, 2012) and are payable on demand, or if no demand is made, mature on June 18, 2013. The line of credit is secured by a lien against (i) the Company’s Villarreal, Frost Bank, Resendez and La Duquesa properties, (ii) 2,136,164 shares of Cross Border common stock owned by the Company and (iii) certain property owned by Mr. Bartlett. As co-signers, Mr. Barksdale and Mr. Bartlett are personally obligated for the repayment of borrowings under this line of credit.

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

The promissory note has substantially the same events of default as the promissory note discussed below under “— Notes Payable — Replacement Note and Bamco Note Receivable.” In addition, an event of default includes the removal of Mr. Barksdale as president and chief executive officer of Black Rock.

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

As of November 30, 2012, the Company had $1.6 million outstanding and $1.9 million remaining available for borrowing under the line of credit, and the Company was in compliance with all of the covenants under the line of credit described above.

Convertible Notes Payable

November 2011 Convertible Promissory Notes

On November 25, 2011, we issued convertible promissory notes to Hohenplan Privatstiftung, Personalversorge der Autogrill Schweiz AG and SST Advisors, Inc. in an aggregate principal amount of $2.75 million. The convertible promissory notes are due and payable on November 25, 2013 and bear interest at the rate of 10% per annum. Prior to repayment, the holders of the convertible promissory notes have the option of converting all or any portion of the unpaid balance of the convertible promissory notes (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions if the Company issues any stock dividends, subdivides or combines its outstanding shares of common stock, or effects a reclassification, consolidation, merger or sale of all or substantially all of its assets. The beneficial conversion feature has been recorded as a discount to the convertible notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the convertible promissory notes. The value of the unamortized beneficial conversion feature of the three convertible promissory notes was $0.8 million as of November 30, 2012. We amortized $0.4 million of the discount to interest expense during the six months ended November 30, 2012. The Company has granted the holders piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the promissory notes in certain future registration statements filed by the Company.

July 2012 Convertible Promissory Note

On July 30, 2012, the Company issued a convertible promissory note (the “Note”) in the principal amount of $1,000,000 to Hohenplan Privatstiftung (the “Holder”). The Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Note together with accrued but unpaid interest is due on July 30, 2013, subject to a 12-month extension at the Holder’s option. The Holder has the option of converting all or a portion of the principal amount of the Note, plus accrued but unpaid interest, into shares of the Company’s common stock. Subject to adjustment upon certain events, the conversion price is equal to the lower of (a) $1.50 and (b) the lowest price at which the Company’s common stock is sold in an equity financing for cash after the date of the Note and prior to the maturity date. The Company has granted the Holder piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the Note in certain future registration statements filed by the Company.

The Company has determined that the terms of the Note contain a down round provision under which the conversion price could be decreased as a result of future equity offerings at a price per share less than $1.50. Accordingly, the conversion feature is accounted for as a derivative liability and discount on note payable. The value of the discount on note payable was approximately $300,000 as of July 30, 2012. Management determined the fair value of the derivative liability using a probability weighted Black-Scholes option model with a volatility of 64% based on the closing price of common stock of industry peers, the closing price of the Company’s common stock on the OTCBB on the date of issuance, and a term of 0.66 years. We amortized approximately $100,000 of this discount to interest expense during the six months ended November 30, 2012. The derivative liability related to the conversion feature was valued at approximately $209,000 as of November 30, 2012. In connection with the issuance of the Note, we incurred approximately $210,000 of debt issuance costs related to the issuance to a broker of 125,000 shares of our common stock with a value of $161,000, and warrants to purchase 83,333 shares of our common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of our common stock on the debt issuance date, July 30, 2012. During the three months ended November 30, 2012, we amortized approximately $65,000 of the capitalized debt issuance costs to interest expense.

Notes Payable

Senior Secured Promissory Note

In November 2011, we issued a $4.0 million senior secured promissory note dated November 16, 2011 payable to the Lenders. The senior secured promissory note accrues interest at a rate of 12% per annum, is payable monthly and was set to mature on the earlier of November 16, 2012 or the date the senior secured promissory note was terminated, whether by its terms, by prepayment, or by acceleration. On November 16, 2012, the Company and the Lenders entered into Amendment No. 1 to the promissory note to extend the maturity date to February 14, 2013. The Company may not prepay the promissory note prior to February 14, 2013, unless the Company also pays the Lenders on the date of the prepayment the amount of interest that would have accrued on the promissory note from the date of prepayment to, but not including, February 14, 2013. Upon an event of default, interest will accrue on all outstanding principal and interest at a rate of 18% above the per annum rate otherwise applicable.

All of the Company’s obligations are guaranteed, jointly and severally, by Black Rock and RMR Operating, LLC, wholly owned subsidiaries of the Company. The promissory note is the Company’s senior obligation and is secured by: (i) second priority real property liens against its Villarreal, Frost Bank, Resendez and La Duquesa properties; (ii) a first priority real property lien against all of its other properties at November 16, 2011; and (iii) a stock pledge agreement with the Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of Cross Border common stock owned by the Company.

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

As of November 30, 2012, the Company had $4.0 million outstanding under the senior secured promissory note and was in compliance with all of the covenants under the senior secured promissory note described above.

Replacement Note and Bamco Note Receivable

As a condition to the Company’s June 2011 reverse merger with Black Rock and The StoneStreet Group, Inc. (“StoneStreet”), FSB required Black Rock to assume and acquire a loan of $2.7 million from FSB (the “Bamco Note Receivable”) that had previously been issued by Bamco Gas, LLC (“Bamco”). Bamco is in receivership, and Mr. Barksdale is the receiver. As a result, the note payable from Bamco to FSB was cancelled, and Black Rock executed a new promissory note to FSB (the “Replacement Note”), which became the only outstanding note due to FSB related to Bamco. Due to the uncertainty about collection or realizing the value of the Bamco Note Receivable, management deemed it necessary to fully impair the value of the Bamco Note Receivable, which was recorded as a loss on note receivable of $2.7 million in the Company’s Condensed Consolidated Statement of Operations for the three months ended August 31, 2011. No interest income was recognized on the Bamco Note Receivable.

The Replacement Note accrues interest at a rate of 6% per annum. If FSB declares a default, interest will accrue on the principal at a rate of 18% per annum. The Replacement Note is payable on demand, or if no demand is made, must be paid on June 29, 2014. In addition, the Company must make a principal payment of $540,000 on June 29, 2013. The note may be prepaid at any time without penalty.

The Replacement Note is secured by: (i) a pledge of all of the common stock of Black Rock; (ii) 2,000,000 shares of common stock of the Company held by StoneStreet and (iii) a lien against the Company’s Villarreal, Frost Bank, Resendez and La Duquesa properties. As co-signers, Mr. Barksdale and Mr. Bartlett are personally obligated for the repayment of borrowings under the Replacement Note.

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

As of November 30, 2012, the Company had $2.1 million outstanding under the Replacement Note and was in compliance with all of the covenants under the Replacement Note described above. Because the Replacement Note has a subjective acceleration clause and a requirement to maintain a lock box arrangement it has been classified as a current liability.

Short-Term Notes Payable

On October 3, 2012, the Company issued a promissory note in the principal amount of $200,000 to Veladen Investments Corp., LLC (the “Veladen Note”). The Veladen Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Veladen Note, together with accrued but unpaid interest, is due on the earlier of (i) March 31, 2013 or (ii) the closing of a debt or equity financing of $2.0 million or more. Upon an event of default, interest will accrue on all outstanding principal and interest at a rate of 15% per annum. On October 15, 2012 and November 6, 2012, we issued promissory notes in the principal amount of $100,000 to each of DIT Equity Holdings, LLC and RMS Advisors, Inc., respectively, under the same terms as the Veladen Note (collectively with the Veladen Note, the “Short-Term Notes”). Each of the Short-Term Notes was repaid in December 2012 from the proceeds of an amended and restated senior secured promissory note. See Note 13-Subsequent Events.

Schedule of Future Debt Payments

The following is a schedule by fiscal year of future principal payments required under the notes and line of credit described above:

(in thousands)
Fiscal Years Ending May 31,
2013	$8,083
2014	3,750
2015	—
Total	$11,833

9. Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended November 30,		Six Months Ended November 30,
(dollars in thousands, except per share amounts)	2012	2011	2012	2011
Net loss (numerator):
Net loss – basic	$(3,238)	$(2,162)	$(6,947)	$(4,892)
Weighted average shares (denominator):
Weighted average shares – basic	90,532	75,017	89,045	65,357
Dilution effect of share-based compensation, treasury method(1)	—	—	—	—
Weighted average shares – diluted	90,532	75,017	89,045	65,357
Loss per share:
Basic	$(0.04)	$(0.03)	$(0.08)	$(0.07)
Diluted	$(0.04)	$(0.03)	$(0.08)	$(0.07)

(1) Warrants to purchase approximately 861,000 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during each of the three and six months ended November 30, 2012 and 2011.

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

During the six months ended November 30, 2012, the Company entered into Debenture Purchase Agreements with holders of 2009A and 2009B Debentures (collectively, the “2009 Debentures”) of O&G Leasing for the purchase of an aggregate of $6.1 million principal amount of 2009 Debentures, plus accrued and unpaid interest, in exchange for the issuance of 5.6 million shares of common stock of the Company. As of November 30, 2012, the Company had issued 1,000,326 shares of its common stock in exchange for $1.1 million of 2009 Debentures. Based on the closing price of the Company’s common stock on the OTCBB on the various dates of issuance, the 1,000,326 shares of common stock issued as consideration for the 2009 Debentures had a value of $879,000. As of November 30, 2012, the 2009 Debentures were valued at $830,000.

During the three months ended November 30, 2012, the Company issued 969,058 shares of common stock as consideration for the purchase of an aggregate of 486,361 shares of Cross Border common stock. During the six months ended November 30, 2012, the Company issued an aggregate of 3,737,138 shares of common stock as consideration for the purchase of an aggregate of 1,870,671 shares of Cross Border common stock. The aggregate value of the common stock issued during the three and six months ended November 30, 2012 was $0.9 million and $4.6 million, respectively. Management determined the fair value based on the closing price of the Company’s common stock on the OTCBB on the dates of issuance.

11. Commitments and Contingencies

Litigation

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, or breach of contract incidental to the operations of its business. The Company is not currently involved in any litigation that it believes could have a material adverse effect on its financial condition or results of operations.

Environmental Issues

The Company is engaged in oil and natural gas exploration and production and may become subject to liabilities related to environmental clean up of well sites or other environmental restoration related to the drilling and operation of oil and natural gas wells. In connection with the Company’s acquisition of existing or previously drilled well bores, the Company may not be aware of what environmental safeguards were taken at the time the wells were drilled or during the time the wells were operated. If environmental clean up or restoration liabilities arise, the Company could be responsible for them. No claim has been made, nor is the Company aware of any liability that exists, related to environmental clean up or restoration or the violation of any rules or regulations relating thereto.

Leases

As of November 30, 2012, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $27,000 per month and have remaining lease terms ranging from 1 month to 49 months. The following is a schedule by fiscal year of future minimum rental payments required under these lease arrangements as of November 30, 2012:

(in thousands)
Fiscal Years Ending May 31,
2013	$149
2014	237
2015	177
2016	180
2017	60
Total	$803

Rent expense under the Company’s lease arrangements amounted to approximately $149,000 and $44,000 for the six months ended November 30, 2012 and 2011, respectively.

12. Related Party Transactions

The following table summarizes related party accounts receivable and accounts payable as of November 30, 2012 and May 31, 2012:

(in thousands)	November 30, 2012	May 31, 2012
Related party accounts receivable:
Cross Border Resources, Inc.	$194	$—
Bamco Gas, LLC	15	—
Total related party accounts receivable	$209	$—
Related party accounts payable:
StoneStreet Operating Company, LLC	$4	$12
Total related party accounts payable	$4	$12

The Company and Cross Border are parties to a Technical Service Agreement under which the Company provides operational services, such as workovers, for Cross Border’s operated wells. During the six months ended November 30, 2012, the Company incurred approximately $586,000 for general and administrative and operational expenses that will be reimbursed by Cross Border for accounting services, workover expenditures, and other operational costs, of which approximately $194,000 remained unpaid at November 30, 2012.

13. Subsequent Events

Loan Modification Agreement; Amended and Restated Senior Secured Promissory Note

On December 10, 2012, the Company entered into a Loan Modification Agreement (the “Loan Agreement”) with Hyman Belzberg (“HB”), William Belzberg (“WB”), Caddo Management, Inc. (“Caddo”) and RMS Advisors, Inc. (“RMS” and together with HB, WB and Caddo, collectively “New Lenders”). Pursuant to the Loan Agreement, the Company and New Lenders agreed to modify that certain Senior Secured Promissory Note of Red Mountain Resources, Inc., dated as of November 16, 2011, in the aggregate principal amount of $4.0 million made by the Company in favor of Lenders, as amended by the Amendment No. 1 to Senior Secured Promissory Note of Red Mountain Resources, Inc., dated November 16, 2012 (as amended, the “Original Note”) to increase the amount of the Original Note to $6.0 million.

Pursuant to the Loan Agreement, the Company and New Lenders entered into an Amended and Restated Promissory Note of Red Mountain Resources, Inc. (the “Amended and Restated Note”), dated as of December 10, 2012, in the aggregate principal amount of $6.0 million. The Amended and Restated Note matures on February 14, 2013 and accrues interest at a rate of 12% per annum, payable monthly. Upon an event of default, interest will accrue on all outstanding principal at a rate of the lesser of (i) 18% per annum or (ii) the maximum rate permitted by applicable law. The Amended and Restated Note may be prepaid at any time, provided that the Company pays all interest on the outstanding principal that would have accrued through the maturity date. The Company used $0.4 million of the proceeds from the Amended and Restated Note to repay the Short-Term Notes.

Pursuant to the Loan Agreement, the Company issued Warrants to Purchase Shares of Common Stock of Red Mountain Resources, Inc. (the “Warrants”) to (i) HB for the purchase of 75,000 shares of the Company’s common stock, (ii) WB for the purchase of 75,000 shares of the Company’s common stock and (iii) Caddo for the purchase of 50,000 shares of the Company’s common stock. Each of the Warrants has an exercise price of $1.00 per share, subject to certain customary adjustments, and is exercisable through December 1, 2014. The Warrants grant piggyback registration rights pursuant to which the holders will have the right to include the shares issuable upon exercise of the Warrants in certain registration statements that may be filed by the Company.

Bamco Asset Purchase Agreement

On December 10, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bamco. Alan Barksdale, President and Chief Executive Officer of the Company, is the receiver for the receivership estate of Bamco. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire certain assets of the receivership estate of Bamco, mainly consisting of working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties of Texas. On December 10, 2012, pursuant to the Asset Purchase Agreement, the Company issued 2,375,000 shares of its common stock to the indenture trustee of certain debentures of Bamco, and Black Rock executed a waiver and release of a certain claim held by Black Rock against the receivership estate of Bamco.

Cross Border Purchase Agreements

On December 10, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to a stock purchase agreement, dated as of November 6, 2012 entered into with a stockholder of Cross Border. The Amendment decreased the number of shares of Cross Border common stock to be sold by the stockholder to 1,029,598 and decreased the number of shares of the Company’s common stock to be issued to 2,059,196.

On December 10, 2012, the Company entered into a stock purchase agreement with a stockholder of Cross Border pursuant to which the stockholder agreed to sell 366,667 shares of Cross Border common stock and warrants for the purchase of 366,667 shares of Cross Border common stock in exchange for the issuance of 733,334 shares of the Company’s common stock and warrants for the purchase of 733,334 shares of the Company’s common stock.

On December 12, 2012, the Company entered into a stock purchase agreement with a stockholder of Cross Border pursuant to which the stockholder agreed to sell 2,430,605 shares of Cross Border common stock in exchange for the issuance of 4,861,210 shares of the Company’s common stock.

On December 12, 2012, the Company entered into agreements with a noteholder of Cross Border pursuant to which the holder agreed to sell to the Company two promissory notes issued by Cross Border in the original principal amount of approximately $550,000 and $595,000 in exchange for the issuance of an aggregate of 1,937,500 shares of the Company’s common stock.

On December 24, 2012, the Company entered into a stock purchase agreement with a stockholder of Cross Border pursuant to which the stockholder agreed to sell 907,145 shares of Cross Border common stock in exchange for the issuance of 1,814,290 shares of the Company’s common stock.

As of January 11, 2013, the Company owned of record 7,615,241 shares of Cross Border common stock, representing 47.1% of the outstanding shares of common stock of Cross Border. In addition, as of January 11, 2013, the Company owned warrants to acquire an additional 2,136,164 shares of Cross Border common stock. As of January 11, 2013, the Company had outstanding stock purchase agreements pursuant to which it had agreed to acquire an additional 5,037,869 shares of Cross Border common stock and warrants for the purchase of 366,667 shares of Cross Border common stock. Upon closing of the outstanding stock purchase agreements, the Company would own 12,653,110 shares of Cross Border common stock, representing 77.6% of the outstanding shares of common stock of Cross Border as of January 11, 2013.

Debenture Purchase Agreements

On December 11, 2012, the Company entered into debenture purchase agreements with three holders of 2009B Debentures of O&G Leasing pursuant to which the holders agreed to sell an aggregate of $115,000 principal amount of 2009B Debentures, plus any accrued and unpaid interest, in exchange for the issuance of 107,994 shares of the Company’s common stock.

On December 12, 2012, the Company entered into debenture purchase agreements with one holder of 2009B Debentures of O&G Leasing pursuant to which the holder agreed to sell an aggregate of $15,000 principal amount of 2009B Debentures, plus any accrued and unpaid interest, in exchange for the issuance of 14,086 shares of the Company’s common stock.

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

As of January 11, 2013, we owned of record 7,615,241 shares of Cross Border Resources, Inc. (“Cross Border”) common stock, representing 47.1% of Cross Border’s outstanding common stock. In addition, as of January 11, 2013, we owned warrants to acquire an additional 2,136,164 shares of Cross Border common stock. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016. As of January 11, 2013, we had outstanding stock purchase and sale agreements with a limited number of stockholders of Cross Border pursuant to which we have agreed to acquire an additional 5,037,869 shares of Cross Border common stock. As of September 30, 2012, Cross Border had approximately 866,000 gross (294,000 net) acres, of which 25,000 net acres were located in the Permian Basin. The following disclosures about our financial results do not include Cross Border’s financial results.

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

Fiscal 2013 Second Quarter Operational Update

We did not drill any new wells during the second quarter of fiscal 2013. All of our wells in the Madera prospect, including our highest producing well, the Madera 24-2H, were shut in for 44 days during the second quarter of fiscal 2013 due to capacity constraints at the gas processing plant that receives the gas from the Madera wells. On November 26, 2012, we were approved to flare gas at those wells in order to keep crude oil from those wells flowing while the problems at the gas plant are being resolved. In preparation for further development of the Madera prospect, we built locations for three additional wells. During the second quarter of fiscal 2013, we received approval to drill the next well in the prospect, the Madera 24-3H, and plan to spud that well in the third quarter of fiscal 2013. Additionally, on November 9, 2012, we received regulatory approval to convert the Madera 25-1 well to a salt water disposal well, which we expect will significantly reduce our costs to dispose of water.

Bamco Asset Acquisition

On December 10, 2012, we acquired certain assets of the receivership estate of Bamco Gas, LLC (“Bamco”), mainly consisting of working interests and claims and causes of action in or relating to certain oil and natural gas exploration projects in Duval, Johnson and Zapata Counties in Texas. In consideration for the assets, we issued 2,375,000 shares of common stock to the indenture trustee for certain debentures of Bamco, and Black Rock executed a waiver and release of a certain claim held by Black Rock against the receivership estate of Bamco.

Planned Operations

We plan to spend between $10.0 million and $15.0 million during the remainder of fiscal 2013 to drill and complete wells or re-enter and complete wells, most of which will be spent in the Permian Basin. Our primary focus is on the Madera Prospect where we plan to drill two wells (1.1 net wells) and on the Cowden Prospect where we plan to drill up to three gross wells (2.75 net wells) during fiscal 2013. We also plan to drill one gross and net well on the Jackson Bough C Prospect and one gross and net well on the East and West Ranch Prospects. We currently believe that cash on hand and cash flow from operations will not be sufficient to fund our fiscal 2013 development program and are seeking funding from third parties. If we do not raise additional funds, we may be required to curtail our fiscal 2013 development program.

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

Results of Operations

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three and six months ended November 30, 2012 and 2011.

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Revenue
Oil and natural gas sales (in thousands)	$1,108	$946	$2,454	$2,071

Net Production sold
Oil (Bbl)	7,490	341	19,588	487
Natural gas (Mcf)	138,302	217,467	281,025	495,635
Total (Boe)	30,540	36,586	66,426	83,093
Total (Boe/d) (1)	336	402	363	454

Average sales prices
Oil ($/Bbl)	$81.43	$90.72	$80.84	$90.75
Natural gas ($/Mcf)	3.56	4.21	3.08	4.08
Total average price ($/Boe)	$36.12	$25.85	$36.94	$24.92

Costs and expenses (per Boe)
Exploration expense	$0.39	$1.09	$0.47	$0.53
Production taxes	0.62	1.31	1.55	1.23
Lease operating expenses	6.52	3.31	8.51	2.42
Natural gas transportation and marketing expenses	1.15	1.56	0.89	1.32
Depreciation, depletion, amortization and impairment	19.35	7.49	30.08	6.72
Accretion of discount on asset retirement obligation	0.49	0.30	0.45	0.19
General and administrative expense	47.35	29.49	61.71	20.66

(1) Boe/d is calculated based on actual calendar days during the period.

Results of Operations—Three Months Ended November 30, 2012 Compared to Three Months Ended November 30, 2011

Revenues and Production

Oil and Natural Gas Production. During the three months ended November 30, 2012, we had net production sold of 30,540 barrels of oil equivalent (“Boe”), compared to net production sold of 36,586 Boe during the three months ended November 30, 2011. The decrease in net production was primarily attributable to production decline in the Villarreal field, which was partially offset by oil production from the Madera field. Our highest producing well, the Madera 24-2H well, was shut-in for 44 days during the second quarter of fiscal 2013 because the gas plant that receives gas from this well was shut down. For the three months ended November 30, 2012, 24.5% of our production was oil and 75.5% was natural gas, compared to 99.1% natural gas for the three months ended November 30, 2011.

Oil and Natural Gas Sales. During the three months ended November 30, 2012, we had oil and natural gas sales of $1.1 million, as compared to $0.9 million during the three months ended November 30, 2011. The increase in oil and natural gas sales was primarily attributable to the different product mix, with higher oil production from the Madera 24-2H well and from the Cowden and Pawnee prospects.

Costs and Expenses

Production Taxes. Production taxes were approximately $19,000 for the three months ended November 30, 2012, as compared to approximately $48,000 for the three months ended November 30, 2011. The decrease in production taxes was attributable to the different product mix from the second quarter of fiscal 2012 to the second quarter of fiscal 2013 and associated tax rates. During the second quarter of fiscal 2012, we primarily sold gas produced in South Texas, which qualified for tax incentives. The tax incentives were effective on the first date of production and resulted in decreased taxes for the second quarter of fiscal 2013.

Lease Operating Expenses. During the three months ended November 30, 2012, we incurred lease operating expenses of $0.2 million, as compared to $0.1 million during the three months ended November 30, 2011. The increase in lease operating expenses was attributable to an increase in the number of operating wells and associated expenditures such as salt water disposal as well as workover expenditures.

Natural Gas Transportation and Marketing Expenses. For the three months ended November 30, 2012, natural gas transportation and marketing expenses were approximately $35,000, as compared to approximately $57,000 for the three months ended November 30, 2011. The decrease in natural gas transportation and marketing expenses was attributable to the decrease in sales of natural gas.

Depreciation, Depletion, Amortization and Impairment. For the three months ended November 30, 2012, depreciation, depletion, amortization and impairment was $0.6 million, as compared to $0.3 million for the three months ended November 30, 2011. The increase in depreciation, depletion, amortization and impairment was attributable to a higher depletion rate as a result of declining reserves on certain of our producing properties.

General and Administrative Expense. General and administrative expense was $1.4 million for the three months ended November 30, 2012, as compared to $1.1 million for the three months ended November 30, 2011. The increase in general and administrative expense was due primarily to an increase in salaries and employee-related costs as a result of increased headcount and higher rent associated with the leasing of additional office space. Approximately $60,000 of acquisition related expenses were incurred during the 2012 period.

Other Expense. Other expense was $2.0 million for the three months ended November 30, 2012 as compared to $1.5 million for the three months ended November 30, 2011. The increase in other expense was due primarily to a $1.0 million increase in non-cash unrealized loss on investment in Cross Border warrants, a $0.3 million increase in equity in loss of Cross Border and a $0.5 million increase in interest expense, partially offset by a $1.1 million decrease in loss on fair value of warrant liability.

Results of Operations—Six Months Ended November 30, 2012 Compared to Six Months Ended November 30, 2011

Revenues and Production

Oil and Natural Gas Production. During the six months ended November 30, 2012, we had net production sold of 66,426 Boe compared to net production sold of 83,093 Boe during the six months ended November 30, 2011. The decrease in net production was primarily attributable to a decrease in natural gas produced from our South Texas wells as a result of natrual declines, offset by new oil production from our New Mexico oil wells. Additionally, the Madera 24-2H well was shut-in for a total of 64 days during the period because the gas plant that takes our gas was offline. We are currently looking for another plant for the gas and have been approved to flare gas so that sales of crude oil can continue. For the six months ended November 30, 2012, 29.5% of our production was oil and 70.5% was natural gas, compared to 99.4% natural gas for the six months ended November 30, 2011.

Costs and Expenses

Production Taxes. Production taxes were unchanged at $0.1 million for the six months ended November 30, 2012 and 2011.

Lease Operating Expenses. During the six months ended November 30, 2012, we incurred lease operating expenses of $0.6 million, as compared to $0.2 million during the six months ended November 30, 2011. The increase in lease operating expenses was attributable to an increase in the number of operating wells and associated expenditures, such as salt water disposal as well as workover expenditures.

Natural Gas Transportation and Marketing Expenses. For the six months ended November 30, 2012, natural gas transportation and marketing expenses were approximately $59,000, as compared to approximately $110,000 for the six months ended November 30, 2011. The decrease in natural gas transportation and marketing expenses was attributable to the decrease in sales of natural gas.

Depreciation, Depletion, Amortization and Impairment. For the six months ended November 30, 2012, depreciation, depletion, amortization and impairment was $2.0 million, as compared to $0.6 million for the six months ended November 30, 2011. The increase in depreciation, depletion, amortization and impairment was attributable to the impairment of certain expiring acreage and to a higher depletion rate as a result of declining reserves on certain of our producing properties.

General and Administrative Expense. General and administrative expense was $4.1 million for the six months ended November 30, 2012, as compared to $1.7 million for the six months ended November 30, 2011. The increase in general and administrative expense was due primarily to an increase in salaries and employee-related costs as a result of increased headcount, higher rent associated with the leasing of additional office space, and higher professional fees associated with debt and equity offerings and a potential acquisition. Approximately $1.0 million of acquisition related expenses were incurred during the 2012 period.

Other Expense. Other expense was $2.5 million for the six months ended November 30, 2012 as compared to $4.2 million for the six months ended November 30, 2011. The decrease in other expense was due primarily to a $2.7 million decrease in unrealized non-cash loss on note receivable and a $1.0 million decrease in loss on fair value of warrant liability, partially offset by a $0.6 million increase in interest expense and incurring a $0.7 million loss on investment in Cross Border warrants in the six months ended November 30, 2012 as compared to a $0.5 million gain in the six months ended November 30, 2011.

Liquidity and Capital Resources

General

Our primary source of liquidity for the second quarter of fiscal 2013 was cash flow from the issuance of unsecured promissory notes. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our line of credit and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

Capital Expenditures

Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. For the second quarter of fiscal 2013, we had capital expenditures of approximately $39,000 for the acquisition and exploration of oil and natural gas properties and approximately $9,000 for other property and equipment. We anticipate capital expenditures of between $10.0 million and $5.0 million for the remainder of fiscal 2013. See “— Planned Operations” for more information about our planned capital expenditures.

Liquidity

At November 30, 2012, we had $0.4 million in cash and cash equivalents, $8.1 million outstanding under various promissory notes and $2.8 million outstanding under various convertible promissory notes, net of an aggregate discount of $1.0 million. At November 30, 2012, we had a working capital deficit of $15.7 million compared to a working capital deficit of $10.4 million at November 30, 2011.

We currently do not have sufficient funds for our planned exploration or development activities for fiscal 2013 and will need additional capital to continue our operations beyond February 14, 2013, or sooner if demand for payment is made under either our line of credit or promissory note with First State Bank of Lonoke (“FSB”). We are exploring available financing options, including the sale of debt or equity. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected.

Financings

On July 30, 2012, we issued a convertible promissory note (the “Note”) in the principal amount of $1.0 million to Hohenplan Privatstiftung (the “Holder”). The Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Note, together with accrued but unpaid interest, is due on July 30, 2013, subject to a 12-month extension at the Holder’s option.

On October 3, 2012, we issued a promissory note in the principal amount of $200,000 to Veladen Investments Corp., LLC. The note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the promissory note, together with accrued but unpaid interest, is due on the earlier of (i) March 31, 2013 or (ii) the closing of a debt or equity financing of $2.0 million or more. Upon an event of default, interest will accrue on all outstanding principal and interest at a rate of 15% per annum.

On October 15, 2012 and November 6, 2012, we issued promissory notes in the principal amount of $100,000 each to DIT Equity Holdings, LLC and RMS Advisors, Inc. The notes have the same terms as the note issued to Veladen Investments Corp., LLC.

On December 10, 2012, we entered into a Loan Modification Agreement (the “Loan Agreement”) with Hyman Belzberg (“HB”), William Belzberg (“WB”), Caddo Management, Inc. (“Caddo”) and RMS Advisors, Inc. (“RMS” and together with HB, WB and Caddo, collectively “New Lenders”). Pursuant to the Loan Agreement, we and the New Lenders agreed to modify that certain Senior Secured Promissory Note of Red Mountain Resources, Inc., dated as of November 16, 2011, in the aggregate principal amount of $4.0 million made by the Company in favor of HB, WB and Caddo (“Original Lenders”), as amended by the Amendment No. 1 to Senior Secured Promissory Note of Red Mountain Resources, Inc., dated November 16, 2012 (as amended, the “Original Note”) to increase the amount of the Original Note to $6.0 million. Pursuant to the Loan Agreement, we and the New Lenders entered into an Amended and Restated Promissory Note of Red Mountain Resources, Inc. (the “Amended and Restated Note”), dated as of December 10, 2012, in the aggregate principal amount of $6.0 million. The Company used $0.4 million of the proceeds from the Amended and Restated Note to repay the notes issued to Veladen Invesments Corp., LLC, DIT Equity Holdings, LLC and RMS during October and November 2012. The Amended and Restated Note matures on February 14, 2013 and accrues interest at a rate of 12% per annum, payable monthly.

Cash Flows

Net cash used in operating activities was $0.4 million for the six months ended November 30, 2012, compared to net cash provided by operating activities of $1.7 million for the six months ended November 30, 2011. The decrease in net cash provided by operating activities was primarily due to a $2.0 million increase in net loss, a $1.4 million increase in depreciation, depletion, amortization, and impairment, a $1.0 million decrease in unrealized loss on warrant liability, a $1.2 million increase in non-cash unrealized loss on investment in Cross Border warrants, and a $2.7 million decrease in non-cash loss on notes receivable.

Net cash used in investing activities decreased to $0.5 million for the six months ended November 30, 2012 from $10.5 million for the six months ended November 30, 2011 due to a $7.5 million decrease in additions to oil and gas properties, a $2.3 million decrease in acquisitions of oil and gas properties, and a $0.3 million decrease in addition to other property and equipment.

Net cash provided by financing activities was $1.1 million for the six months ended November 30, 2012, as compared to $11.5 million for the six months ended November 30, 2011. Net cash provided by financing activities for the six months ended November 30, 2012 was primarily comprised of the issuance of $1.4 million of promissory notes, partially offset by repayments of our line of credit and note payable.

Indebtedness

Line of Credit with First State Bank

On June 18, 2010, Black Rock, Mr. Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company, entered into a three year, $3.5 million line of credit with FSB. Loans borrowed under the line of credit accrue interest at the bank’s reference rate plus 275 basis points (6.0% at November 30, 2012) and are payable on demand, or if no demand is made, mature on June 18, 2013. The line of credit is secured by a lien against (i) our Villarreal, Frost Bank, Resendez and La Duquesa properties, (ii) 2,136,164 shares of Cross Border common stock owned by us and (iii) certain property owned by Mr. Bartlett. As co-signers, Mr. Barksdale and Mr. Bartlett are personally obligated for the repayment of borrowings under this line of credit.

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

The line of credit has substantially the same events of default as the June 29, 2011 promissory note discussed below under “— Replacement Note and Bamco Note Receivable.” In addition, an event of default includes the removal of Mr. Barksdale as president and chief executive officer of Black Rock.

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

As of November 30, 2012, we had $1.6 million outstanding and $1.9 million remaining available for borrowing under the line of credit and were in compliance with all of the covenants under the line of credit described above.

Replacement Note and Bamco Note Receivable

As a condition to our June 2011 reverse merger with Black Rock and StoneStreet, FSB required Black Rock to assume and acquire a loan of $2.7 million from FSB (the “Bamco Note Receivable”) that had previously been issued by Bamco. Bamco is in receivership, and Mr. Barksdale is the receiver. As a result, the note payable from Bamco to FSB was cancelled, and Black Rock executed a new promissory note to FSB (the “Replacement Note”) on June 29, 2011, which became the only outstanding promissory note due to FSB related to Bamco. Due to the uncertainty about collection or realizing the value of the Bamco Note Receivable, management deemed it necessary to fully impair the value of the Bamco Note Receivable, which was recorded as a $2.7 millions loss on note receivable during the three months ended August 31, 2011. No interest income was recognized on the Bamco Note Receivable.

The Replacement Note accrues interest at a rate of 6% per annum. If FSB declares a default, interest will accrue on the principal at a rate of 18% per annum. The Replacement Note is payable on demand, or if no demand is made, must be paid on June 29, 2014. In addition, we must make a principal payment of $540,000 on June 29, 2013. The Replacement Note may be prepaid at any time without penalty.

The Replacement Note is secured by (i) a pledge of all of the common stock of Black Rock; (ii) 2,000,000 shares of our common stock held by StoneStreet and (iii) a lien against our Villarreal, Frost Bank, Resendez and La Duquesa properties. As co-signers, Mr. Barksdale and Mr. Bartlett are personally obligated for the repayment of borrowings under the Replacement Note.

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

As of November 30, 2012, we had $2.1 million outstanding under the Replacement Note and were in compliance with all of the covenants under the Replacement Note described above.

Amended and Restated Senior Secured Promissory Note

On December 10, 2012, we entered into the Loan Agreement with the New Lenders. Pursuant to the Loan Agreement, we and the New Lenders agreed to modify the Original Note to increase the amount of the Original Note to $6.0 million. Pursuant to the Loan Agreement, the Company and the New Lenders entered into the Amended and Restated Note in the aggregate principal amount of $6.0 million. The Amended and Restated Note matures on February 14, 2013 and accrues interest at a rate of 12% per annum, payable monthly. Upon an event of default, interest will accrue on all outstanding principal at a rate of the lesser of (i) 18% per annum or (ii) the maximum rate permitted by applicable law. The Amended and Restated Note may be prepaid at any time, provided that we pay all interest on the outstanding principal that would have accrued through the maturity date.

All of our obligations under the Amended and Restated Note are guaranteed, jointly and severally, by our wholly owned subsidiaries, Black Rock and RMR Operating. The Amended and Restated Note is our senior obligation and is secured by (i) second priority real property liens against our Villarreal, Frost Bank, Resendez and La Duquesa properties; (ii) a first priority real property lien against our Madera, Pawnee, Shafter Lake, Martin and Cowden properties; and (iii) a stock pledge agreement with the Original Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of common stock of Cross Border owned by Black Rock.

The Amended and Restated Note contains customary non-financial covenants governing the conduct of our business and the maintenance of our properties. Under the terms of the Amended and Restated Note, for so long as the promissory note is outstanding, we are prohibited from incurring any future indebtedness secured by all or any portion of the collateral without the prior written consent of Lender.

An event of default under the Amended and Restated Note includes, among other things, (i) failure to make payments when due; (ii) any representation or warranty proves false; (iii) failure to comply with any covenant; (iv) violation of any provision of the note; (v) bankruptcy or insolvency; (vi) the New Lenders determines in their sole and absolute discretion that the Amended and Restated Note or related documents shall, for any reason, fail or cease to create a valid and perfected lien on or security interest in any or all of the collateral or the collateral shall be compromised, encumbered, cancelled, expired, terminated or otherwise rescinded; (vii) the New Lenders determine in their sole but reasonable discretion that we are unable in the ordinary course of business to pay our debts as they are due or our debts exceed the fair market value of all of our assets and property or (viii) a default under any of our material agreements. Immediately upon the occurrence of an event of default, the New Lenders have the right, in their sole and absolute discretion, to accelerate and declare the outstanding amount immediately due and payable.

Pursuant to the Loan Agreement, we issued Warrants to Purchase Shares of Common Stock of Red Mountain Resources, Inc. (the “Warrants”) to (i) HB for the purchase of 75,000 shares of common stock, (ii) WB for the purchase of 75,000 shares of common stock and (iii) Caddo for the purchase of 50,000 shares of common stock. Each of the Warrants has an exercise price of $1.00 per share, subject to certain customary adjustments, and is exercisable through December 1, 2014. The Warrants grant piggyback registration rights pursuant to which the holders will have the right to include the shares issuable upon exercise of the Warrants in certain registration statements that may be filed by us.

As of December 31, 2012, we had $6.0 million outstanding under the Amended and Restated Note and were in compliance with all of the covenants under the Amended and Restated Note described above.

Convertible Promissory Notes

On November 25, 2011, we issued convertible promissory notes to Hohenplan Privatstiftung, Personalversorge der Autogrill Schweiz AG and SST Advisors, Inc. in an aggregate principal amount of $2.75 million. The convertible promissory notes are due and payable on November 25, 2013 and bear interest at the rate of 10% per annum. Prior to repayment, the holders of the convertible promissory notes have the option of converting all or any portion of the unpaid balance of the convertible promissory notes (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions if we issue any stock dividends, subdivide or combine our outstanding shares of common stock, or effect a reclassification, consolidation, merger or sale of all or substantially all of our assets. The value of the beneficial conversion feature of the three convertible promissory notes was $0.8 million as of November 30, 2012. The beneficial conversion feature has been recorded as a discount to the convertible notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the convertible promissory notes. We amortized $0.2 million of the discount to interest expense during the three months ended November 30, 2012. We have granted the holders piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the convertible promissory notes in certain future registration statements filed by us.

On July 30, 2012, we issued a convertible promissory note in the principal amount of $1.0 million to Hohenplan Privatstiftung. The Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Note together with accrued but unpaid interest is due on July 30, 2013, subject to a 12-month extension at the Holder’s option. The Holder has the option of converting all or a portion of the principal amount of the Note, plus accrued but unpaid interest, into shares of our common stock. Subject to adjustment upon certain events, the conversion price is equal to the lower of (a) $1.50 per share and (b) the lowest price at which our common stock is sold in an equity financing for cash after the date of issuance of the Note and prior to the maturity date. We have granted the Holder piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the Note in certain future registration statements filed by us.

We have determined that the terms of the Note contain a down round provision under which the conversion price could be decreased as a result of future equity offerings at a price per share less than $1.50. Accordingly, the conversion feature is accounted for as a derivative liability and discount on note payable. The value of the discount on note payable was approximately $199,000 as of November 30, 2012. We amortized approximately $75,000 of the discount to interest expense during the three months ended November 30, 2012.

In connection with the issuance of the Note, we incurred approximately $210,000 of debt issuance costs related to the issuance to a broker of 125,000 shares of our common stock with a value of $161,000, and warrants to purchase 83,333 shares of our common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of our common stock on OTCBB on the debt issuance date, July 30, 2012. During the three months ended November 30, 2012, we amortized approximately $52,000 of the capitalized debt issuance costs to interest expense.

Unsecured Promissory Notes

On October 3, 2012, we issued a promissory note in the principal amount of $200,000 to Veladen Investments Corp., LLC. The note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the promissory note, together with accrued but unpaid interest, is due on the earlier of (i) March 31, 2013 or (ii) the closing of a debt or equity financing of $2.0 million or more. Upon an event of default, interest will accrue on all outstanding principal and interest at a rate of 15% per annum.

On October 15, 2012 and November 6, 2012, we issued promissory notes in the principal amount of $100,000 each to DIT Equity Holdings, LLC and RMS. The notes have the same terms as the note issued to Veladen Investments Corp., LLC.

In December 2012, we used $0.4 million of the proceeds from the Amended and Restated Note to repay the notes issued to Veladen Investments Corp., LLC, DIT Equity Holdings, LLC and RMS in October and November 2012.

Contractual Obligations

Since May 31, 2012, there have been no material changes to our contractual obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at November 30, 2012.

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

Interest Rate Risk

At November 30, 2012, we did not have any material interest rate risk. Our exposure to interest rate changes related primarily to borrowings under our line of credit with FSB. At November 30, 2012, we had $1.6 million outstanding under the line of credit, and interest is payable on borrowings based on a floating rate as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Indebtedness—Line of Credit with First State Bank.”

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2012 and, based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, and none of our properties are the subject of, any material pending legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, except as follows:

We currently do not have sufficient funds for our planned exploration or development activities for fiscal 2013 and will need additional capital to continue our operations beyond February 14, 2013, or sooner if demand for payment is made under either our line of credit or promissory note with First State Bank of Lonoke.

The oil and natural gas industry is capital intensive. We make and expect to continue to make significant capital expenditures in our business for the exploration, development, production and acquisition of oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures.

We plan to spend between $10.0 million and $15.0 million during fiscal 2013 to drill and complete wells or re-enter and complete wells, most of which will be spent in the Permian Basin. However, as of November 30, 2012, we had a working capital deficit of $15.7 million. We currently do not have sufficient funds for our planned exploration or development activities for fiscal 2013 and will need additional capital to continue our operations beyond February 14, 2013, the maturity date of the $6.0 million Amended and Restated Note with the New Lenders, or sooner if demand for payment is made under either our line of credit or promissory note with FSB. If we are unable to finance our operations on acceptable terms or at all, we may be forced to curtail or suspend our planned exploration and development activities and our business, financial condition and results of operations may be materially and adversely affected.

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

We depend to a large extent on the services of our officers, including Alan Barksdale, our President and Chief Executive Officer, Hilda Kouvelis, our Chief Accounting Officer, and Tommy Folsom, Executive Vice President and Director of Exploration and Production for RMR Operating. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. We also depend on the services of Michael Uffman, our Chief Financial Officer, with his extensive experience in the financial sector of the energy industry. Although we have employment agreements with Ms. Kouvelis and Mr. Folsom, we do not currently have an employment agreement with Mr. Barksdale or Mr. Uffman and each of them is free to terminate his employment with us at any time and compete with us immediately thereafter. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any management personnel. Our success will be dependent on our ability to continue to retain and utilize skilled technical personnel.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

3.2	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.4	By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

10.1	Termination Agreement, dated as of October 18, 2012, by and between Hunter Drilling, LLC and First Security Bank as Indenture Trustee for the Holders of certain Senior Series 2009A Debentures and Series 2009B Debentures (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2012).

10.2	Amendment No. 1 to Senior Secured Promissory Note, dated November 16, 2012, by and among Red Mountain Resources, Inc., Hyman Belzberg, William Belzberg and Caddo Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Alan W. Barksdale
Alan W. Barksdale Chief Executive Officer

By:	/s/ Michael R. Uffman
Michael R. Uffman Chief Financial Officer

Date: January 14, 2013

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

3.2	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.4	By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

10.1	Termination Agreement, dated as of October 18, 2012, by and between Hunter Drilling, LLC and First Security Bank as Indenture Trustee for the Holders of certain Senior Series 2009A Debentures and Series 2009B Debentures (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2012).

10.2	Amendment No. 1 to Senior Secured Promissory Note, dated November 16, 2012, by and among Red Mountain Resources, Inc., Hyman Belzberg, William Belzberg and Caddo Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2012).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

