Form 10-Q
period 2013-02-28
RED MOUNTAIN RESOURCES, INC.
filed 2013-04-22
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

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

          As of April 17, 2013, the registrant had 110,865,951 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands)

	February 28, 2013	May 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$2,780	$168
Restricted cash	227	252
Accounts receivable – oil and natural gas sales	4,060	706
Accounts receivable – other	1,294	73
Debt issuance costs, net	93	328
Prepaid expenses and other current assets	625	358
Commodities derivative asset – current portion	190	—

Total current assets	9,269	1,885

Long-Term Investments:
Equity method investment in Cross Border Resources, Inc.	—	7,641
Investment in Cross Border Resources, Inc. warrants	—	1,519
Debentures – held to maturity, net	4,279	—
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	49,467	25,309
Unproved properties	27,549	2,617
Other property and equipment	886	570
Less accumulated depreciation, depletion, amortization and impairment	(7,595)	(4,816)

Oil and natural gas properties, net	70,307	23,680

Other Assets:
Commodities derivative asset, net of current portion	60	—
Security deposit and other assets	1,115	327

Total Assets	$85,030	$35,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,130	$2,349
Accounts payable – related party	33	12
Revenues payable	711	527
Accrued expenses	3,115	1,268
Commodities derivative liability– current portion	29	—
Line of credit	18,500	1,787
Convertible note payable, net of discount of $719	3,031	—
Deferred tax liability	20	—
Notes payable	500	6,327
Asset retirement obligation, current	667	—
Environmental remediation liability, currrent	859	—

Total current liabilities	33,595	12,270

Long-Term Liabilities:
Convertible notes payable, net of discount of $0 and $1,192	—	1,558
Environmental remediation liability, net of current portion	1,241	—
Stock issuance liability	150	68
Commodities derivative liability, net of current portion	9	—
Derivative liability	108	—
Asset retirement obligation, net of current portion	4,239	836

Total long-term liabilities	5,747	2,462

Total Liabilities	39,342	14,732

Commitments and Contingencies (Notes 2, 12 and 13)
Stockholders’ Equity:
Common stock, $0.00001 par value; 500,000 shares authorized; 121,804 shares issued and 110,866 outstanding as of February 28, 2013; 86,932 shares issued and 85,100 shares outstanding as of May 31, 2012	1	1
Stock subscription receivable	(100)	(150)
Noncontrolling interest	5,756	—
Additional paid-in capital	62,404	30,548
Accumulated deficit	(22,373)	(10,079)

Total stockholders’ equity	45,688	20,320

Total Liabilities and Stockholders’ Equity	$85,030	$35,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	For Each of the Three Months Ended,		For Each of the Nine Months Ended,

	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenue:
Oil and natural gas sales	$2,463	$1,709	$4,917	$3,780
Operating Expenses:
Exploration expense	22	48	53	92
Production taxes	77	119	180	221
Lease operating expenses	401	487	966	689
Natural gas transportation and marketing expenses	18	33	77	142
Depreciation, depletion, amortization and impairment	1,195	636	3,193	1,194
Accretion of discount on asset retirement obligation	44	13	74	29
General and administrative expense	2,106	1,761	6,205	3,478

Total operating expenses	3,863	3,097	10,748	5,845

Loss from Operations	(1,400)	(1,388)	(5,831)	(2,065)

Other Income (Expense):
Interest Income	29	—	29	1
Change in fair value of derivative liability	267	—	359	—
Change in fair value of warrant liability	—	(158)	—	(1,177)
Unrealized gain (loss) on investment in Cross Border Resources, Inc. warrants	(612)	(34)	(1,304)	494
Equity in earnings of Cross Border Resources, Inc.	99	(260)	(332)	(448)
Gain on consolidation of Cross Border Resources, Inc.	736	—	736	—
Interest expense	(873)	(649)	(2,310)	(1,461)
Realized gain on derivatives	17	—	17	—
Impairment on debentures	(455)	—	(503)	—
Impairment on note receivable	(856)	—	(856)	(2,725)

Total Other Expense	(1,648)	(1,101)	(4,164)	(5,316)

Loss Before Income Taxes	(3,048)	(2,489)	(9,995)	(7,381)
Income tax provision	—	—	—	—

Net loss	(3,048)	(2,489)	(9,995)	(7,381)
Net income attributable to noncontrolling interest	344	—	344	—

Net loss attributable to Red Mountain Resources, Inc.	$(3,392)	$(2,489)	$(10,339)	$(7,381)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.11)	$(0.10)

Basic and diluted weighted average common shares outstanding	103,473	81,190	93,801	70,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	For Each of the Nine Months Ended,

	February 28, 2013	February 29, 2012

Cash Flow From Operating Activities:
Net loss	$(9,995)	$(7,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	3,193	1,194
Equity in earnings of Cross Border Resources, Inc.	332	448
Issuance of stock for services	229	152
Gain on consolidation of Cross Border Resources, Inc.	(736)	—
Share-based compensation expense	—	68
Amortization of debt issuance costs	1,338	971
Accretion of discount on asset retirement obligation	74	29
Change in fair value of warrant liability	—	1,177
Unrealized (gain) loss on investment in Cross Border Resources, Inc. warrants	1,304	(494)
Impairment on note receivable	856	2,725
Change in fair value of derivative liability	(182)	—
Change in fair value of commodity derivatives	(177)	—
Impairment on debentures	503	—
Change in working capital:
Accounts receivable – oil and natural gas sales	(208)	(926)
Accounts receivable – other	(974)	(288)
Accounts receivable – related party	(245)	25
Prepaid expenses and other assets	(530)	(541)
Accounts payable	(1,603)	1,080
Accrued expenses	1,739	—
Restricted cash	25	(302)
Accounts payable – related party	21	260

Net cash used in operating activities	(5,036)	(1,803)

Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(408)	(9,556)
Acquisition of oil and natural gas properties	255	(2,422)
Net cash acquired in business combination	279	—
Additions to other property and equipment	(250)	(561)
Settlement of asset retirement obligations	(54)	—

Net cash provided by (used in) investing activities	(178)	(12,539)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	5,640	12,473
Proceeds from notes payable	2,400	6,263
Draws on line of credit	11,150	—
Payments on line of credit	(3,187)	(866)
Exercise of warrants	150	—
Repayments of notes payable to shareholders	—	(2,498)
Reverse merger recapitalization	—	132
Payments on notes payable	(8,327)	(206)
Net payments on notes payable to related party	—	(155)

Net cash provided by financing activities	7,826	15,143

Net change in cash and equivalents	2,612	801
Cash at beginning of period	168	121

Cash at end of period	$2,780	$922

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$167	$1,249

Non-Cash Transactions
Change in asset retirement obligation estimate	$296	$—

Issuance of shares for investment in Cross Border Resources, Inc.	$15,739	$—

Convertible notes payable derivative liability	$300	$—

Issuance of shares for debentures	$4,782	$—

Issuance of shares for equipment	$14	$—

Issuance of shares for debt issuance costs	$161	$—

Issuance of warrants	$334	$—

Issuance of stock accrued in stock issuance liability	$68	$—

Issuance of shares for services	$229	$—

Issuance of shares for acquisition of oil and gas properties	$2,232	$—

Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	$634	$—

Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	$1,744	$—

Issuance of shares to brokers	$212	$—

Issuance of options	$529	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

					Stock
	Common Stock		Additional	Accumulated	Subscription	Noncontrolling
	Shares	Amount	Paid-in Capital	Deficit	Receivable	Interest	Total

Balance at May 31, 2012	86,932	$0.869	$30,548	$(10,079)	$(150)	$—	$20,320

Issuance of shares in private placement, net of offering costs of $1,266	7,058	0.071	4,734	—	(100)	—	4,634
Issuance of shares for investment in Cross Border Resources, Inc.	15,734	0.157	15,236	—			15,236
Adjustment for consolidation of Cross Border Resources, Inc.	—	—	—	(1,955)	—	6,359	4,404
Acquisition of additional minority interest in Cross Border Resources, Inc.	599	0.006	947	—	—	(947)	—
Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	1,938	0.019	1,744	—	—	—	1,744
Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	746	0.007	634	—	—	—	634
Issuance of warrants for investment in warrants of Cross Border Resources, Inc.	—	—	37	—	—	—	37
Issuance of shares for acquisition of oil and gas properties	2,375	0.024	2,232	—	—	—	2,232
Issuance of shares for equipment	10	—	14	—	—	—	14
Issuance of shares for stock issuance liability	79	0.001	68	—	—	—	68
Issuance of shares for debentures	5,698	0.057	4,782	—	—	—	4,782
Issuance of shares for debt issuance costs	125	0.001	161	—	—	—	161
Issuance of warrants for debt issuance costs	—	—	133	—	—	—	133
Issuance of shares for services	260	0.003	229	—	—	—	229
Issuance of shares to brokers	250	0.003	212	—	—	—	212
Issuance of warrants to brokers	—	—	164	—	—	—	164
Issuance of options	—	—	529	—	—	—	529
Cash received for subscription receivable	—	—	—	—	150	—	150
Net loss for the period ended February 28, 2013	—	—	—	(10,339)	—	344	(9,995)

Balance at February 28, 2013	121,804	$1.218	$62,404	$(22,373)	$(100)	$5,756	$45,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. Organization

          Red Mountain Resources, Inc. is a growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, the Company has established acreage positions and production primarily in the Permian Basin of West Texas and Southeast New Mexico and the onshore Gulf Coast of Texas. The Company’s focus is to grow production and reserves by acquiring and developing an inventory of long-life, low risk drilling opportunities in and around producing oil and natural gas properties. Unless the context otherwise requires, the terms “Red Mountain” and “Company” refer to Red Mountain Resources, Inc. and its consolidated subsidiaries, including Cross Border Resources, Inc. (“Cross Border”) which is consolidated as of February 1, 2013. (Note 4).

2. Going Concern

          These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its obligations in the normal course of operations for the foreseeable future.

          On February 5, 2013, Red Mountain entered into a Senior First Lien Secured Credit Agreement (the “Credit Agreement”) with Independent Bank, as lender (the “Lender”), and certain subsidiaries of Red Mountain to consolidate the debt of Cross Border and Red Mountain. At the same time, Red Mountain closed a private placement of 7,058,823 shares of common stock at a purchase price of $0.85 per share, raising gross proceeds of $6.0 million.

          Subsequent to the closing of the Credit Agreement, the outstanding principal amount of the Company’s debt was $22.0 million, net of an aggregate discount of $0.7 million, and the Company had a working capital deficit of $24.3 million at February 28, 2013. Of the outstanding debt, $0.5 million is due July 31, 2013 under a subordinated note payable to Hyman Belzberg, William Belzberg, Caddo Management, Inc. and RMS Advisors, Inc. (collectively, the “Note Lender”), and an aggregate of $3.75 million is due on convertible promissory notes of which $1.0 million is due on July 30, 2013 and $2.75 million is due on November 25, 2013. In addition, the Company was not in compliance with the financial covenants in the Credit Agreement for the three months ended February 28, 2013 and is seeking a waiver from the Lender or an amendment to the Credit Agreement to cure the non-compliance.  Under the terms of the Credit Agreement, the Lender may refuse to advance additional funds to the borrowers under the credit facility and may seek to accelerate the Company’s repayment obligations.  As of the date hereof, the Lender had not taken either of these actions.  As a result of the non-compliance, the entire amount of indebtedness owed under the credit facility has been classified as a current liability on the consolidated balance sheet at February 28, 2013. The Company also incurred a net loss of $10.0 million during the nine months ended February 28, 2013. The Company currently does not have sufficient funds to repay these debt obligations. The Company is exploring available financing options, including the sale of debt or equity. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of the recurring losses from operations and a working capital deficiency, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

3. Significant Accounting Policies

Basis of Presentation

          The condensed consolidated financial statements include the accounts of Red Mountain Resources, Inc. and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

          The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at February 28, 2013 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

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

Business Combinations

          The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed for either Cross Border or Bamco Gas, LLC (“Bamco”) and, therefore, the estimated fair values are subject to final adjustment.

Noncontrolling Interests

          The Company accounts for the noncontrolling interest in Cross Border in accordance with ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. In addition, this guidance provides for increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries to be reported in equity similar to treasury stock transactions.

Investments in Non-performing Debentures

          The Company’s investments in non-performing debentures were initially recorded at cost which the Company believes was fair value. Management estimated cash flows expected to be collected considering the contractual terms of the loans, the nature and estimated fair value of collateral, and other factors it deemed appropriate. The estimated fair value of the loans at acquisition was significantly less than the contractual amounts due under the terms of the loan agreements.

          Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $1.1 million plus accrued interest in arrears as of February 28, 2013.

          Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest. For the nine months ended February 28, 2013, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

          The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired and the Company will record a provision for impairment on debentures to write the debenture down to its estimated fair value. The Company recorded impairment on debentures of $0.5 million during the nine months ended February 28, 2013.

          The Company’s investments in non-performing debentures are classified as held for maturity because the Company has the intent and ability to hold them until maturity.

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

          On December 16, 2011, the FASB issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. Application of ASU 2011-11 is required for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

4. Acquisitions

          The following transactions have been accounted for using the acquisition method of accounting which requires that, among other things, the total purchase price be allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the estimated fair values are subject to adjustment.

Cross Border Resources, Inc.

          On January 28, 2013, Red Mountain acquired 5,091,210 shares of common stock of Cross Border from a limited number of stockholders of Cross Border in exchange for the issuance of 10,182,420 shares of common stock of Red Mountain, bringing its total ownership to 78% of the outstanding Cross Border common stock. Prior to January 28, 2013, Red Mountain accounted for its investment in Cross Border as an equity method investment. After January 28, 2013, Red Mountain consolidates Cross Border and prior periods are not restated. The Company incurred transaction expense of $0.7 million and $0.8 million for the three and nine months ended February 28, 2013, respectively, in connection with its acquisition of Cross Border.

          Prior to this acquisition, the Company owned 47% of Cross Border’s outstanding common stock.  In accordance with ASC 805, the Company accounted for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $0.7 million difference between fair value and its carrying value as Gain on Consolidation of Cross Border in the Company’s consolidated statements of operations. The acquisition date fair value of the Company’s ownership of 78% of Cross Border’s outstanding common stock was approximately $21.3 million, and the carrying value was approximately $20.6 million. This fair value was determined using a market approach, which includes significant unobservable inputs.

The Company consolidated the results of operations of Cross Border for the one month period from January 28, 2013 to February 28, 2013.  Accordingly, the Company recorded a $2.0 million charge to Accumulated Deficit for the two-month lag resulting from differences in the Company’s and Cross Border’s fiscal year ends and quarterly periods.

        Red Mountain recorded the purchase price as follows:

(in thousands)

Purchase Price:

Fair value of 20,542 Red Mountain shares exchanged for Cross Border common stock	$18,282
Cash acquisition of Cross Border common stock	3,492
Acquisition of Cross Border note payable and accrued interest	697

Total consideration paid	22,471

Add: Estimated Fair Value of Liabilities Assumed:
Accounts payable	4,609
Asset retirement obligations	3,329
Environmental liability	2,100
Line of credit	8,750
Creditors payable	1,353
Accrued expense and other liabilities	114

Amount attributable to liabilities assumed	20,255
Noncontrolling interest	6,359

Total purchase price	$49,085

Estimated Fair Value of Net Assets Acquired:
Cash	$279
Accounts receivable	3,147
Prepaid and other current assets	451
Derivative assets	35
Other property and equipment	52
Proven oil and gas assets	19,959
Unproven oil and gas assets	25,108
Other long-term assets	54

Amount attributable to net assets acquired	$49,085

          The Company and Cross Border are parties to a Technical Service Agreement under which the Company provides operational services, such as workovers, for Cross Border’s operated wells which costs are eliminated on consolidation.

Bamco Gas, LLC

          On December 10, 2012, Red Mountain issued 2,375,000 shares of common stock to the indenture trustee of certain debentures of Bamco pursuant to a purchase agreement in which Red Mountain agreed to acquire certain assets of the receivership estate of Bamco, mainly consisting of working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties in Texas. Bamco was considered a related party prior to the transaction because the c hief executive officer and chairman of the board of Red Mountain was the receiver for the receivership estate. As part of the consideration paid, the Company executed a waiver and release of a certain claim against the receivership estate of Bamco for a $2.7 million note receivable that the Company deemed uncollectible in 2011. Transaction expense incurred in the acquisition of Bamco’s assets was not material.

          Red Mountain recorded the purchase price as follows:

(in thousands)

Purchase Price:
Fair value of 2,375 Red Mountain shares issued	$2,232
Asset retirement obligations assumed	403
Post-closing adjustments	84

Total purchase price	$2,719

Estimated Fair Value of Net Assets Acquired:
Proven oil and gas assets	$2,719

Amount attributable to net assets acquired	$2,719

Pro Forma Results of Operations

          The following table presents the unaudited pro forma results of operations as though the acquisitions of Cross Border and Bamco had occurred as of June 1, 2011 and 2012 (in thousands, except per share amounts):

	Unaudited

(in thousands)	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012

Revenues	$(14,573)	$9,072
Loss from operations	(9,072)	(1,873)
Net loss	(13,657)	(7,879)
Basic and diluted net loss per common share	$(0.15)	$(0.11)

5. Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

          The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	February 28, 2013	May 31, 2012

Oil and natural gas properties:
Proved	$49,467	$25,309
Unproved	27,549	2,617

Total oil and natural gas properties	77,016	27,926
Less accumulated depletion and impairment	(7,464)	(4,756)

Net oil and natural gas properties capitalized costs	$69,552	$23,170

          As a result of the consolidation of Cross Border, the Company has consolidated Cross Border’s oil and natural gas properties into these financial statements, including $20. 0 million of proved property and $25.1 million of unproved property.

          The Company executed a Stipulation of Interest and Cross Conveyance Agreement with Chevron Midcontinent, L.P. (“Chevron”) which provides for the purchase and sale of oil and natural gas leasehold interests and associated wells across lands owned by Red Mountain and Chevron in Lea County, New Mexico. In conjunction with the transaction, the Company received $255,000 and working interest in a portion of the leasehold owned by Chevron and Chevron received a working interest in a portion of the leasehold owned by Red Mountain.

          During the nine months ended February 28, 2013, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the nine months ended February 28, 2013.

          The Company recorded $411,000 of impairment related to its unproved oil and natural gas properties during the nine months ended February 28, 2013 related to expiring acreage. There was no impairment related to the Company’s unproved oil and natural gas properties for the nine months ended February 29, 2012.

          Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company did not record any impairment charges on its proved properties for the nine months ended February 28, 2013 and February 29, 2012.

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

Other Property and Equipment

          The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	February 28, 2013	May 31, 2012

Other property and equipment	$886	$570
Less accumulated depreciation and amortization	(131)	(60)

Net property and equipment	$755	$510

6. Asset Retirement Obligations

          The following is a description of the changes to the Company’s asset retirement obligations for the fiscal year ended May 31, 2012 and the nine months ended February 28, 2013:

	February 28, 2013	May 31, 2012

(in thousands)
Asset retirement obligations at beginning of period	$836	$240
Disposal of assets	—	—
Settlement of liabilities	(54)	—
Acquisitions	3,738	—
Revision of previous estimates	296	(80)
Accretion expense	75	44
Liabilities incurred	15	632

Asset retirement obligations at end of period	$4,906	$836

Less: current portion	667	—

Long-term portion	$4,239	$836

          During the three months ended February 28, 2013, we recorded an upward revision to previous estimates for our asset retirement obligations primarily due to changes in the estimated future cash outlays.

7. Derivatives

          At February 28, 2013, the Company had the following commodity derivatives positions outstanding:

	Commodity and Time Period	Contract Type	Volume Transacted	Contract Price

Crude Oil
2013-2014	Collar - Minimum	Option	437-1,936 Bbls/d	$80.00/Bbl
2013-2014	Collar - Maximum	Option	437-1,936 Bbls/d	$100.50/Bbl
2013-2014		Swap	2,000 Bbls/d	$93.50/Bbl
2013-2014		Swap	1,000 Bbls/d	$106.50/Bbl

          The following table summarizes the fair value of the Company’s open commodity derivatives as of February 28, 2013 and May 31, 2012.

(in thousands)	Balance Sheet Location	Fair Value

		February 28,	May 31,
		2013	2012

Derivatives not designated as hedging instruments
Commodity derivatives	Commodity derivative liability – current and long–term	$(38)	$—
Commodity derivatives	Commodity derivative asset – current and long–term	$250	$—

          The following table summarizes the change in the fair value of the Company’s commodity derivatives.

(in thousands)	Income Statement Location	Three Months Ended,		Nine Months Ended,

		February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Derivatives not designated as hedging instruments
Commodity derivatives	Realized gain on commodity derivatives	$17	$—	$17	$—
	Unrealized gain on commodity derivatives	177	—	177	—

		$194	$—	$194	$—

          Unrealized gains and losses, at fair value, are included on the Company’s consolidated balance sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of the Company’s commodity derivatives contracts are recorded in earnings as they occur and included in other income (expense) on the Company’s consolidated statements of operations. The Company estimates the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. The Company internally valued the option contracts using industry-standard option pricing models and observable market inputs. The Company used its internal valuations to determine the fair values of the contracts that are reflected on its consolidated balance sheets. Realized gains and losses are also included in other income (expense) on the Company’s consolidated statements of operations.

          The Company is exposed to credit losses in the event of nonperformance by the counterparties on its commodity derivatives positions and has considered the exposure in its internal valuations. However, the Company does not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.

8. Fair Value Measurements

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
12

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

          The following tables summarize the valuation of the Company’s financial assets and liabilities at February 28, 2013 and May 31, 2012:

	Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets or	Significant or Other	Significant Unobservable	Fair Value at
(in thousands)	Liabilities (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)	February 28, 2013

Assets:
Commodities derivatives	$—	$250	$—	$250
2009A and 2009B Debentures of O&G Leasing, LLC (non-recurring)	—	—	4,279	4,279

Total	$—	$250	$4,279	$4,529

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(4,906)	$(4,906)
Derivative	—	(108)	—	(108)
Commodities derivatives	—	(38)	—	(38)
Environmental remediation liability	—	—	(2,100)	(2,100)

Total	$—	$(146)	$(7,00 6)	$(7,152)

          The following is a summary of changes to fair value measurements using Level 3 inputs during the nine months ended February 28, 2013:

(in thousands)	Environmental Remediation Liability

Balance, May 31, 2012	$—
Acquisitions	2,100
Settlement of liabilities	—
Revisions of previous estimates	—

Balance, February 28, 2013	$2,100

	Fair Value Measurements at Reporting Date Using

(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2012

Assets:
Investment in Cross Border Resources, Inc. warrants	$—	$1,519	$—	$1,519

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(836)	$(836)

9. Debt

          As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	February 28, 2013	May 31, 2012

Credit Facility	$18,500	$—
Subordinated Note	500	—
Convertible notes payable, net of discount of $719 and $1,192	3,031	1,558
Line of credit with FSB	—	1,787
Notes payable:
Replacement note with FSB	—	2,327
Senior secured promissory note	—	4,000

Total debt	22,031	9,672
Less: current portion	22,031	8,114

Long-term portion	$—	$1,558

Senior Credit Facility

          On February 5, 2013, the Company entered into the Credit Agreement with Cross Border, Black Rock Capital, Inc. and RMR Operating, LLC (the Company, Cross Border, Black Rock Capital, Inc. and RMR Operating, LLC, jointly and severally, the “Borrowers”) and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on August 31 and February 28 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of February 28, 2013, the borrowing base was $20.0 million, and the Borrowers had collectively borrowed $18.5 million, resulting in availability of $1.5 million under the Credit Facility.

          A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

          Amounts outstanding under the Credit Facility will bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of February 28, 2013, the interest rate was 4.0%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

          Under the Credit Agreement, the Borrowers are required to pay fees consisting of (i) an unused facility fee equal to 0.5% multiplied by the average daily unused commitment amount, payable quarterly in arrears until the commitment is terminated; (ii) a fronting fee payable on the date of issuance of each letter of credit and annually thereafter or on the date of any increase or extension thereof, equal to the greater of (a) 2.0% per annum multiplied by the face amount of such letter of credit or (b) $1,000; and (iii) an origination fee (x) of $200,000, and (y) payable on any date the commitment is increased, an additional facility fee equal to 1.0% multiplied by any increase of the commitment above the highest previously determined or redetermined commitment.

          The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company, requiring the Borrowers to maintain a ratio of (i) the Borrowers’ and their consolidated subsidiaries’ consolidated current assets to consolidated current liabilities of at least 1.00 to 1.00 inclusive of the commitment and debt under the Credit Agreement; (ii) the Borrowers’ and their subsidiaries’ consolidated “Funded Debt” to consolidated EBITDAX (for the four fiscal quarter period then ended) of less than 3.50 to 1.00; and (iii) the Borrowers’ and their subsidiaries’ consolidated EBITDAX to interest expenses (each for the four fiscal quarter period then ended) of at least 3.00 to 1.00. Funded Debt is defined in the Credit Agreement as the sum of all debt for borrowed money, whether as a direct or reimbursement obligor. EBITDAX is defined in the Credit Agreement as (a) consolidated net income plus (b) (i) interest expense, (ii) income taxes, (iii) depreciation, (iv) depletion and amortization expenses, (v) dry hole and exploration expenses, (vi) non-cash losses or charges on any hedge agreements resulting from derivative accounting, (vii) extraordinary or non-recurring losses, (viii) expenses that could be capitalized under GAAP but by election of Borrowers are being expensed for such period under GAAP, (ix) costs associated with intangible drilling costs, (x) other non-cash charges, (xi) one-time expenses associated with transactions associated with (b)(i) through (iv), minus (c)(i) non-cash income on any hedge agreements resulting from FASB Statement 133, (ii) extraordinary or non-recurring income, and (iii) other non-cash income.

          The Borrowers were not in compliance with the financial covenants under the Credit Agreement for the three months ended February 28, 2013 and are seeking a waiver from the Lender or an amendment to the Credit Agreement to cure the non-compliance. Because the Borrowers were not in compliance with certain financial covenants in the Credit Agreement at February 28, 2013, the Lender could refuse to advance additional funds to the Borrowers under the Credit Facility or may seek to accelerate the Company’s repayment obligations. However, as of the date hereof, the Lender has not taken either of these actions.

          Amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable upon specified events of default of Borrowers, including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, a material inaccuracy of a representation or warranty, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

          Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. On February 21, 2013, pursuant to the terms of the Credit Agreement, the Company entered into a hedge agreement with BP Energy to hedge a portion of the future oil production of the Borrowers.

Subordinated Note

          On February 6, 2013, the Company issued the Unsecured Subordinated Promissory Note (the “Subordinated Note”) in the aggregate principal amount of $500,000 payable to the Note Lender. The Subordinated Note matures on July 31, 2013 and accrues interest at a rate of 12% per annum, payable monthly. Upon an event of default, interest will accrue on all outstanding principal at a rate of the lesser of (i) 18% per annum or (ii) the maximum rate permitted by applicable law.

          The Subordinated Note contains customary non-financial covenants governing the conduct of the Company’s business. An event of default includes, among other things, (i) failure to make payments when due; (ii) any representation or warranty proves false; (iii) failure to comply with any provision of the note; (iv) bankruptcy or insolvency; (v) the Note Lender determines in its reasonable discretion that the Company is unable in the ordinary course of business to pay its debts as they are due or its debts exceed the fair market value of all of its assets and property; or (vi) a default under any of its material agreements. Immediately upon the occurrence of an event of default, the Note Lender has the right, in its sole and absolute discretion, to accelerate and declare the outstanding amount immediately due and payable.

Convertible Notes Payable

November 2011 Convertible Promissory Notes

          On November 25, 2011, the Company issued convertible promissory notes to Hohenplan Privatstiftung, Personalversorge der Autogrill Schweiz AG and SST Advisors, Inc. in an aggregate principal amount of $2.75 million. The convertible promissory notes are due and payable on November 25, 2013 and bear interest at the rate of 10% per annum. Prior to repayment, the holders of the convertible promissory notes have the option of converting all or any portion of the unpaid balance of the convertible promissory notes (including accrued and unpaid interest) into shares of the Company’s common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions if the Company issues any stock dividends, subdivides or combines its outstanding shares of common stock, or effects a reclassification, consolidation, merger or sale of all or substantially all of its assets. The value of the beneficial conversion feature of the three convertible promissory notes was $0.6 million as of February 28, 2013. The beneficial conversion feature has been recorded as a discount to the convertible notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the convertible promissory notes. The Company has amortized $0.2 million of the discount to interest expense during the three months ended February 28, 2013. The Company has granted the holders piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the convertible promissory notes in certain future registration statements filed by the Company.

July 2012 Convertible Promissory Note

          On July 30, 2012, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $1.0 million to Hohenplan Privatstiftung (the “Holder”). The Convertible Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Convertible Note together with accrued but unpaid interest is due on July 30, 2013, subject to a 12-month extension at the Holder’s option. The Holder has the option of converting all or a portion of the principal amount of the Convertible Note, plus accrued but unpaid interest, into shares of the Company’s common stock. Subject to adjustment upon certain events, the conversion price is equal to the lower of (a) $0.85 per share and (b) the lowest price at which the Company’s common stock is sold in an equity financing for cash prior to the maturity date. The Company has granted the Holder piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the Convertible Note in certain future registration statements filed by the Company.

          The Company has determined that the terms of the Convertible Note contain a down round provision under which the conversion price could be decreased as a result of future equity offerings. Accordingly, the conversion feature is accounted for as a derivative liability and discount on note payable. On February 5, 2013, the Company closed a private placement of 7,058,823 shares of common stock at a purchase price of $0.85 per share. As a result, the conversion price of the Convertible Note was adjusted from $1.50 to $0.85. The fair value of the discount on the Convertible Note was approximately $117,000 as of February 28, 2013, resulting in an unrealized gain of $91,000 during the three months ended February 28, 2013. The Company amortized approximately $74,000 of the discount to interest expense during the three months ended February 28, 2013.

          In connection with the issuance of the Convertible Note, the Company incurred approximately $210,000 of debt issuance costs related to the issuance to a broker of 125,000 shares of its common stock with a value of $161,000, and warrants to purchase 83,333 shares of its common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of the Company’s common stock on the OTCQB on the debt issuance date, July 30, 2012. The Company valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers. During the three months ended February 28, 2013, the Company amortized approximately $52,000 of the capitalized debt issuance costs to interest expense.

Line of Credit with First State Bank

          On June 18, 2010, Black Rock, Mr. Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company, entered into a three year, $3.5 million line of credit with First State Bank of Lonoke (“FSB”). Loans borrowed under the line of credit accrued interest at the bank’s reference rate plus 275 basis points and were payable on demand, or if no demand is made, matured on June 18, 2013. On June 18, 2010, Black Rock, Mr. Barksdale and Mr. Bartlett borrowed $3.5 million and issued a $3.5 million promissory note to FSB under the line of credit. On February 5, 2013, the Company repaid in full the outstanding amount under the line of credit, and the line of credit was terminated.

Notes Payable

Replacement Note and Bamco Note Receivable

          As a condition to the Company’s June 2011 reverse merger with Black Rock and The StoneStreet Group, Inc. (“StoneStreet”), FSB required Black Rock to assume and acquire a loan of $2.7 million from FSB (the “Bamco Note Receivable”) that had previously been issued by Bamco Gas, LLC (“Bamco”). At the time, Bamco was in receivership, and Mr. Barksdale was the receiver and sole owner of Black Rock. As a result, the note payable from Bamco to FSB was cancelled, and Black Rock executed a new promissory note to FSB (the “Replacement Note”), which became the only outstanding note due to FSB related to Bamco. Due to the uncertainty about collection or realizing the value of the Bamco Note Receivable, management deemed it necessary to fully impair the value of the Bamco Note Receivable, which was recorded as a loss on note receivable of $2.7 million in the Company’s Condensed Consolidated Statement of Operations for the three months ended August 31, 2011. No interest income was recognized on the Bamco Note Receivable. The Replacement Note accrued interest at a rate of 6% per annum and matured on June 29, 2014. On February 5, 2013, the Company repaid in full the Replacement Note.

Senior Secured Promissory Note

          In November 2011, the Company issued a $4.0 million senior secured promissory note dated November 16, 2011 payable to the Note Lender. The senior secured promissory note accrued interest at a rate of 12% per annum, was payable monthly and was set to mature on November 16, 2012. On November 16, 2012, the Company and the Note Lender entered into Amendment No. 1 to the promissory note to extend the maturity date to February 14, 2013.

          On December 10, 2012, the Company entered into a Loan Modification Agreement with the Note Lender. Pursuant to the Loan Modification Agreement, the Company and the Note Lender agreed to modify the senior secured promissory note to increase the amount of the promissory note to $6.0 million, and the Company issued an amended and restated senior secured promissory note in the aggregate principal amount of $6.0 million. The amended and restated senior secured promissory note matured on February 14, 2013 and accrued interest at a rate of 12% per annum, payable monthly. On February 5, 2013, the Company repaid in full the amended and restated senior secured promissory note.

          In connection with the Loan Modification Agreement, the Company incurred approximately $84,000 of debt issuance costs related to the issuance to the Note Lender of warrants to purchase an aggregate of 200,000 shares of its common stock at an exercise price of $1.00 per share and exercisable through December 1, 2014. The warrants grant piggyback registration rights pursuant to which the holders will have the right to include the shares issuable upon exercise of the warrants in certain registration statements that may be filed by the Company. The Company valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers. During the three months ended February 28, 2013, the Company amortized approximately $84,000 of the capitalized debt issuance costs to interest expense.

10. Earnings Per Share

          The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended,		Nine Months Ended,

(in thousands, except per share amounts)	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Net loss (numerator):
Net loss attributable to Red Mountain Resources, Inc.	$(3,392)	$(2,489)	$(10,339)	$(7,381)
Weighted average shares (denominator):
Weighted average shares – basic	103,473	81,190	93,801	70,659
Dilution effect of share-based compensation, treasury method(1)	—	—	—	—
Weighted average shares – diluted	103,473	81,190	93,801	70,659
Loss per share:
Basic and diluted	$(0.03)	$(0.03)	$(0.11)	$(0.10)

(1) Warrants and options to purchase approximately 2,194,000 and 5,263,000, respectively, shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the three and nine months ended February 28, 2013. Warrants to purchase approximately 861,000 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the three and nine months ended February 29, 2012.

11. Equity

          On June 14, 2012, the Company issued 10,000 shares of its common stock to an employee as payment for equipment. On the date of issuance, the common stock was valued at approximately $14,000 based on the closing price of the Company’s common stock on the OTCQB on that date.

          During the nine months ended February 28, 2013, the Company purchased Series 2009A and Series 2009B Debentures (collectively, the “2009 Debentures”) of O&G Leasing, LLC with an aggregate principal amount of $6.2 million, plus accrued and unpaid interest, in exchange for the issuance of 5.7 million shares of common stock of the Company. Based on the closing price of the Company’s common stock on the OTCQB on the respective dates of issuance, the 5.7 million shares of common stock issued as consideration for the 2009 Debentures had a value of $4.8 million. As of February 28, 2013, the Company determined the fair value of the 2009 Debentures was $4.3 million, resulting in unrealized loss on debentures of $0.5 million during the three months ended February 28, 2013.

          During the nine months ended February 28, 2013, the Company issued (i) 15.7 million shares of common stock, valued at $15.2 million, for the acquisition of Cross Border common stock; (ii) 1.9 million shares of common stock, valued at $1.7 million, for the acquisition of Cross Border subordinated debt; and (iii) a warrant to acquire 733,334 shares of common stock, valued at $37,000, for the acquisition of a warrant to acquire shares of Cross Border common stock.

          The Company issued 0.3 million shares of common stock, valued at $0.2 million, for services related to the acquisition of Cross Border.

          On February 28, 2013, the Company entered into settlement agreements with two of Cross Border’s creditors to settle bankruptcy claims. Under the agreements, creditors received approximately $0.6 million in cash. The Company issued 0.7 million shares of common stock, valued at $0.6 million, to settle the remaining bankruptcy claims against Cross Border.

          The common stock issuances were valued based on the closing price of the common stock on the OTCQB on the various dates of issuance.  The Company valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers.

          On February 5, 2013, the Company closed a private placement for the purchase of an aggregate of 7.1 million shares of common stock at a purchase price of $0.85 per share, raising net cash proceeds of $ 5.6 million.

          In connection with the private placement, the Company incurred approximately $1.3 million in issuance cost related to the issuance to brokers who provided broker services in connection with the transaction of (i) $0.4 million in cash; (ii) 250,000 shares of common stock, valued at $0.2 million; (iii) warrants to acquire 400,000 shares of common stock, valued at $0.2 million, at an exercise price of $1.00 per share and exercisable until January 1, 2016; and (iv) an option to purchase 5.3 million shares of the Company’s common stock, valued at $0.5 million, with an exercise price of $0.95 per share and exerciseable until April 30, 2013. The shares issued to the brokers were valued using the closing market price of the Company’s common stock on the OTCQB on the issuance date. The Company valued the warrants and options using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers.

12. Commitments and Contingencies

Litigation

          Cross Border and Cross Border’s former Chief Executive Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, Cross Border’s former Chief Executive Officer. Mr. Bloodworth alleges that Mr. Gray, as Chief Executive Officer of Cross Border, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by Cross Border. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray and the Company deny that Mr. Bloodworth’s claims have any merit.

Environmental Remediation

          The Company is subject to federal and state laws and regulations relating to the protection of the environment. Environmental risk is inherent in all oil and natural gas operations, and the Company could be subject to environmental cleanup and enforcement actions. The Company manages this environmental risk through appropriate environmental policies and practices to minimize the impact to the Company.

          As of February 28, 2013, we had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border expects to incur these expenditures over a twenty-four month period beginning in April 2013.

13. Related Party Transactions

The following table summarizes related party accounts payable as of February 28, 2013 and May 31, 2012:

(in thousands)	February 28, 2013	May 31, 2012

Related party accounts payable:
R.K. Ford & Associates, Inc.	$33	$—
Stone Street Operating Company, LLC.	—	12

Total related party accounts payable	$33	$12
19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Unless the context otherwise requires, all references to “Red Mountain,” the “Company,” “we,” “our” and “us” refer to Red Mountain Resources, Inc. and its subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”) and, subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”).

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

          On January 28, 2013, we closed the acquisition of 5,091,210 shares of common stock of Cross Border, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the acquisition, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. See “Recent Developments—Acquisition of Cross Border.”

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

Recent Developments

          Bamco Asset Purchase Agreement. On December 10, 2012, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bamco Gas, LLC (“Bamco”). Mr. Barksdale was the receiver for the receivership estate of Bamco. Pursuant to the Asset Purchase Agreement, we agreed to acquire certain assets of the receivership estate of Bamco, mainly consisting of working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties in Texas. On December 10, 2012, pursuant to the Asset Purchase Agreement, we issued 2,375,000 shares of our common stock to the indenture trustee of certain debentures of Bamco, and Black Rock executed a waiver and release of a certain claim held by Black Rock against the receivership estate of Bamco.

          Amended and Restated Promissory Note. On December 10, 2012, we entered into a Loan Modification Agreement (the “Loan Agreement”) with Hyman Belzberg (“HB”), William Belzberg (“WB”), Caddo Management, Inc. (“Caddo”) and RMS Advisors, Inc. (“RMS” and together with HB, WB and Caddo, collectively the “Note Lender”). Pursuant to the Loan Agreement, we and the Note Lender agreed to modify that certain Senior Secured Promissory Note of Red Mountain Resources, Inc., dated as of November 16, 2011, in the aggregate principal amount of $4.0 million made by the Company in favor of the Note Lender, as amended by the Amendment No. 1 to Senior Secured Promissory Note of Red Mountain Resources, Inc., dated November 16, 2012 (as amended, the “Original Note”), to increase the amount of the Original Note to $6.0 million. Pursuant to the Loan Agreement, we entered into an Amended and Restated Senior Secured Promissory Note of Red Mountain Resources, Inc. (the “Amended and Restated Note”) with the Note Lender, dated as of December 10, 2012, in the aggregate principal amount of $6.0 million. The Amended and Restated Note matured on February 14, 2013. The Amended and Restated Note accrued interest at a rate of 12% per annum.

          Acquisition of Cross Border. On January 28, 2013, pursuant to privately negotiated transactions, we acquired 5,091,210 shares of common stock of Cross Border from a limited number of stockholders of Cross Border in exchange for the issuance of 10,182,420 shares of our common stock, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the acquisition, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of April 15, 2013, we owned of record 13,005,834 shares of Cross Border common stock, representing 80% of Cross Border’s outstanding common stock. In addition, as of April 15, 2013, we owned warrants to acquire an additional 2,502,831 shares of Cross Border common stock. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016. As of April 15, 2013, we also had outstanding agreements with Cross Border pursuant to which Cross Border has agreed to issue us an additional 1,034,280 shares of Cross Border common stock.

          Senior Credit Facility. On February 5, 2013, we entered into a Senior First Lien Secured Credit Agreement (the “Credit Agreement”) with Cross Border, Black Rock and RMR Operating (the Company, together with Cross Border, Black Rock and RMR Operating, jointly and severally, the “Borrowers”) and Independent Bank, as Lender (the “Lender”). The Credit Agreement provides for an up to $100.0 million revolving credit facility (the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016.

          Simultaneously with entering into the Credit Agreement, we borrowed $7.6 million under the Credit Facility and used a portion of the proceeds to repay in full (i) outstanding promissory notes payable to First State Bank of Lonoke and (ii) the Amended and Restated Note, and Cross Border borrowed $8.9 million and used a portion of the proceeds to repay in full its existing credit facility. On February 21, 2013, pursuant to the terms of the Credit Agreement, we entered into a hedge agreement with BP Energy Company, LP (“BP Energy”) to hedge a portion of the future oil production of the Borrowers. See “Liquidity and Capital Resources—Indebtedness—Senior Credit Facility” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.”

          Private Placement. On February 5, 2013, we closed a private placement for 7,058,823 shares of common stock at a purchase price of $0.85 per share, raising gross proceeds of $6.0 million. We used the proceeds for drilling expenses, repayment of debt and general working capital.

          Unsecured Promissory Note. On February 6, 2013, we issued an Unsecured Subordinated Promissory Note (the “Subordinated Note”) in the aggregate principal amount of $500,000 payable to the Note Lender. The Subordinated Note matures on July 31, 2013 and accrues interest at a rate of 12% per annum, payable monthly. See “Liquidity and Capital Resources—Indebtedness—Subordinated Note.”

Fiscal 2013 Third Quarter Operational Update

          During the three months ended February 28, 2013, we commenced drilling the Madera 24 Federal 3H well, which is located in the Madera prospect just to the west of the Madera 24 Federal 2H well.  The well was spudded on February 6, 2013.  We are the operator of the well and own a 33% working interest.  At February 28, 2013, we had finished drilling the well and were in the process of completing it.

          On Cross Border’s non-operated acreage, six gross wells (0.5 net) were completed during the three months ended February 28, 2013 and, at February 28, 2013, two gross wells (0.6 net) were awaiting completion and three gross wells (0.1 net) were being drilled. All of these wells are infill development wells. Most of the wells are horizontal wells in the 2nd Bone Spring formation.

Planned Operations

          We plan to spend between $5.0 million and $7.0 million during the remainder of fiscal 2013 to drill and complete wells or re-enter and complete wells. We expect to direct a significant portion of this investment to our Madera Prospect, where we expect to complete the Madera 24 Federal 3H well and convert the Madera 25 Federal 1 well to a salt water disposal well. In addition, we expect to participate in drilling and completing seven non-operated wells (0.9 net) on Cross Border’s non-operated acreage. At February 28, 2013, five of these wells were being drilled. In the Tom Tom and Tomahawk fields, where Cross Border is the operator, we plan to work over several wells prior to May 31, 2013. Our planned operations are dependent upon us raising additional funds. See “—Liquidity and Capital Resources—Liquidity. ”

Critical Accounting Policies and Estimates

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

          In addition to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, we believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements.

Business Combinations

          We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed for both Cross Border and Bamco and, therefore, the estimated fair values are subject to adjustment when the valuations are completed. Under GAAP, companies have one year following an acquisition to finalize acquisition accounting.

Noncontrolling Interests

          We account for the noncontrolling interest in Cross Border in accordance with ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. In addition, this guidance provides for increases and decreases in our controlling financial interests in consolidated subsidiaries to be reported in equity similar to treasury stock transactions.

Results of Operations

          The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three and nine months ended February 28, 2013 and February 29, 2012. The results for the three and nine months ended February 28, 2013 only include results and estimated production from Cross Border since February 1, 2013. During those 28 days, Cross Border had estimated net production sold of 15.8 MBoe, or 564 Boe/d, consisting of 12.5 Mbbls of oil and 19.9 MMcf of gas.

	Three Months Ended		Nine Months Ended

	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenue
Oil and natural gas sales (in thousands)	$2,463	$1,709	$4,917	$3,780

Net Production sold
Oil (Bbl)	24,091	13,481	43,754	13,968
Natural gas (Mcf)	142,205	159,470	432,810	652,488

Total (Boe) (1)	47,792	40,059	115,889	122,716
Total (Boe/d) (2)	531	440	425	450

Average sales prices
Oil ($/Bbl)	$80.61	$95.27	$79.23	$95.11
Natural gas ($/Mcf)	3.58	2.28	3.13	3.57

Total average price ($/Boe)	$51.54	$42.66	$42.43	$30.80

Costs and expenses (per Boe)
Exploration expense	$0.44	$1.20	$0.45	$0.75
Production taxes	1.59	2.96	1.55	1.79
Lease operating expenses	8.35	12.87	8.33	5.83
Natural gas transportation and marketing expenses	0.38	0.82	0.66	1.15
Depreciation, depletion, amortization and impairment	25.00	16.26	27.55	9.86
Accretion of discount on asset retirement obligation	0.92	0.32	0.64	0.24
General and administrative expense	44.09	43.85	53.54	28.22

(1)	Includes immaterial amounts of natural gas liquids.
(2)	Boe/d is calculated based on actual calendar days during the period.

Results of Operations—Three Months Ended February 28, 2013 Compared to Three Months Ended February 29, 2012

Revenues and Production

          Oil and Natural Gas Production. During the three months ended February 28, 2013, we had net production sold of 47,792 Boe, compared to net production sold of 40,059 Boe during the three months ended February 29, 2012. The increase in net production was primarily attributable to the consolidation of Cross Border. For the three months ended February 28, 2013, 50.4% of our production was oil and 49.6% was natural gas, compared to 66.3 % natural gas for the three months ended February 29, 2012.

          Oil and Natural Gas Sales. During the three months ended February 28, 2013, we had oil and natural gas sales of $2.5 million, as compared to $1.7 million during the three months ended February 29, 2012. The increase in oil and natural gas sales was primarily attributable to the consolidation of Cross Border partially offset by lower natural gas production and lower oil and natural gas prices.

Costs and Expenses

          Production Taxes. Production taxes were unchanged at $0.1 million for the three months ended February 28, 2013, as compared to the three months ended February 29, 2012.

          Lease Operating Expenses. During the three months ended February 28, 2013, we incurred lease operating expenses of $0.4 million, as compared to $0.5 million during the three months ended February 29, 2012. The decrease in lease operating expenses was attributable to a decline in oil production from certain wells, which resulted in lower direct costs.

          Depreciation, Depletion, Amortization and Impairment. For the three months ended February 28, 2013, depreciation, depletion, amortization and impairment was $1.2 million, as compared to $0.6 million for the three months ended February 29, 2012. The increase in depreciation, depletion, amortization and impairment was attributable to lower reserve volumes, which resulted in higher depletion rates, as well as the consolidation of Cross Border.

          General and Administrative Expense. General and administrative expense was $2.1 million for the three months ended February 28, 2013, as compared to $1.8 million for the three months ended February 29, 2012. The increase in general and administrative expense was due primarily to increased employee headcount as well as increased professional fees relating to the acquisition of Cross Border and debentures.

          Other Expense. Other expense was $1.6 million for the three months ended February 28, 2013, as compared to other expense of $1.1 million for the three months ended February 29, 2012. The increase in other expense was primarily attributable to a $0.9 million impairment on note receivable, $0.9 million interest expense, $0.6 million unrealized loss on investment in Cross Border warrants and a $0.5 million impairment on debentures, partially offset by a $0.7 million gain on the consolidation of Cross Border.

Results of Operations—Nine Months Ended February 28, 2013 Compared to Nine Months Ended February 29, 2012

Revenues and Production

          Oil and Natural Gas Production. During the nine months ended February 28, 2013, we had net production sold of 115,889 Boe, compared to net production sold of 122,716 Boe during the nine months ended February 29, 2012. The decrease in net production was primarily attributable to a 33.7% decrease in natural gas production due to the flaring of natural gas from our Madera 24 Federal 2H well when the well was constrained and the natural decline of our natural gas producing properties, particularly in the onshore Gulf Coast. For the nine months ended February 28, 2013, 37.8% of our production was oil and 62.2% was natural gas, compared to 88.6% natural gas for the nine months ended February 29, 2012.

          Oil and Natural Gas Sales. During the nine months ended February 28, 2013, we had oil and natural gas sales of $4.9 million, as compared to $3.8 million during the nine months ended February 29, 2012. The increase in oil and natural gas sales was primarily attributable to producing an additional 29.8 Mbbls of oil and consolidating the operations of Cross Border during the nine months ended February 28, 2013, partially offset by a 33.7% decrease in natural gas production and a 16.7% decrease in the price of oil as compared to the nine months ended February 29, 2012.

Costs and Expenses

          Production Taxes. Production taxes were unchanged at $0.2 million for the nine months ended February 28, 2013, as compared to the nine months ended February 29, 2012.

          Lease Operating Expenses. During the nine months ended February 28, 2013, we incurred lease operating expenses of $1.0 million, as compared to $0.7 million during the nine months ended February 29, 2012. The increase in lease operating expenses was attributable to increased oil production and a corresponding increase in direct costs such as salt water disposal.

          Depreciation, Depletion, Amortization and Impairment. For the nine months ended February 28, 2013, depreciation, depletion, amortization and impairment was $3.2 million, as compared to $1.2 million for the nine months ended February 29, 2012. The increase in depreciation, depletion, amortization and impairment was attributable to lower reserve volumes, which resulted in higher depletion rates, as well as the consolidation of Cross Border.

          General and Administrative Expense. General and administrative expense was $6.2 million for the nine months ended February 28, 2013, as compared to $3.5 million for the nine months ended February 29, 2012. The increase in general and administrative expense was due primarily to increased employee headcount as well as increased professional fees relating to the acquisition of Cross Border, other entities and debentures. Total acquisitions related cost for the nine months ended February 28, 2013 totaled $1.6 million as compared to $0.4 million for the nine months ended February 29, 2012.

          Other Expense. Other expense was $4.2 million for the nine months ended February 28, 2013, as compared to other expense of $5.3 million for the nine months ended February 29, 2012. The decrease in other expense was primarily attributable to realizing a $0.7 million gain on the consolidation of Cross Border and a $1.9 million lower impairment on note receivable in the nine months ended February 28, 2013, partially offset by a $0.5 million impairment on debentures and incurring $0.8 million of more interest in the nine months ended February 28, 2013 as compared to the nine months ended February 29, 2012. In addition, we recorded an unrealized loss on Cross Border warrants of $1.3 million in nine months ended February 28, 2013, as compared to a $0.5 million unrealized gain in the nine months ended February 29, 2012. Finally, during the nine month ended February 29, 2012, we recorded a $1.2 million charge for a change in the fair value of warrant liabilities, as compared to no charge in the nine months ended February 28, 2013.

Liquidity and Capital Resources

General

          Our primary sources of liquidity for the third quarter of fiscal 2013 were borrowings under our Credit Facility and Loan Agreement and proceeds from a $6.0 million private placement of common stock. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our Credit Facility and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

          We were not in compliance with the financial covenants in the Credit Agreement for the three months ended February 28, 2013 and are seeking a waiver from the Lender or an amendment to the Credit Agreement to cure the non-compliance. Under the terms of the Credit Agreement, the Lender may refuse to advance additional funds to us under the Credit Facility and may seek to accelerate our repayment obligations. As of the date hereof, the Lender had not taken either of these actions. If the Lender restricts our access to additional borrowings under the Credit Facility or accelerates our repayment obligations, our business, financial condition and results of operations would be materially and adversely affected. As a result of the non-compliance, the entire amount of indebtedness owed under the Credit Facility has been classified as a current liability on the consolidated balance sheets at February 28, 2013.

Capital Expenditures

          Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. For the third quarter of fiscal 2013, we did not have any material cash capital expenditures related to the acquisition and development of oil and natural gas properties. We anticipate cash capital expenditures of between $5.0 million and $7.0 million for the remainder of fiscal 2013. See “— Planned Operations” for more information about our planned capital expenditures.

Liquidity

          At February 28, 2013, we had $2.8 million in cash and cash equivalents, $18.5 million outstanding under the Credit Facility, $500,000 outstanding under the Subordinated Note and $3.5 million outstanding under various convertible promissory notes, net of an aggregate discount of $0.7 million. At February 28, 2013, we had a working capital deficit of $24.3 million compared to a working capital deficit of $10.4 million at May 31 , 2012. We currently do not have sufficient funds for our planned exploration or development activities for the next twelve months and will need additional capital to continue our operations beyond November 25, 2013, or sooner if the Lender accelerates the repayment of our obligations under the Credit Facility. We are exploring available financing options, including the sale of debt or equity. If we are unable to finance our operations on acceptable terms or at all, our business, financial condition and results of operations may be materially and adversely affected.

If the Lender were to accelerate our repayment obligation under the Credit Agreement, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all. If additional funding is required, this funding may not be available on favorable terms, if at all, or without potentially very substantial dilution to our stockholders. If we do not raise the necessary funds, we may need to curtail or cease our operations, sell certain assets and/or file for bankruptcy, which would have a material adverse effect on our financial condition and results of operations.

Financings

          On December 10, 2012, we entered into the Loan Agreement with the Note Lender. Pursuant to the Loan Agreement, we and the Note Lender agreed to modify the Original Note to increase the amount of the Original Note to $6.0 million. Pursuant to the Loan Agreement, we and the Note Lender entered into the Amended and Restated Note in the aggregate principal amount of $6.0 million. We used $0.4 million of the proceeds from the Amended and Restated Note to repay the notes issued to Veladen Invesments Corp., LLC, DIT Equity Holdings, LLC and RMS during October and November 2012, and the remainder of the proceeds were used for working capital. Pursuant to the Loan Agreement, we issued Warrants to Purchase Shares of Common Stock of Red Mountain Resources, Inc. (the “Warrants”) to (i) HB for the purchase of 75,000 shares of the Company’s common stock, (ii) WB for the purchase of 75,000 shares of the Company’s common stock and (iii) Caddo for the purchase of 50,000 shares of the Company’s common stock. Each of the Warrants has an exercise price of $1.00 per share, subject to certain customary adjustments, and is exercisable through December 1, 2014. The Warrants grant piggyback registration rights pursuant to which the holders will have the right to include the shares issuable upon exercise of the Warrants in certain registration statements that may be filed by the Company in the future.

          On February 5, 2013, we entered into the Credit Agreement. The Credit Agreement provides for an up to $100.0 million revolving credit facility with an initial commitment of $20.0 million and a maturity date of February 5, 2016. Simultaneously with entering into the Credit Agreement, we borrowed $7.6 million under the Credit Facility and used a portion of the proceeds to repay in full (i) outstanding promissory notes payable to First State Bank of Lonoke and (ii) the Amended and Restated Note, and Cross Border borrowed $8.9 million and used a portion of the proceeds to repay in full its existing credit facility. See “—Indebtedness—Senior Credit Facility.”

          On February 5, 2013, we closed a private placement for 7,058,823 shares of common stock at a purchase price of $0.85 per share, raising gross proceeds of $6.0 million. We used the proceeds for drilling expenses, repaying debt and general working capital.

          On February 6, 2013, we issued the Subordinated Note in the aggregate principal amount of $500,000 payable to the Note Lender. The Subordinated Note matures on July 31, 2013 and accrues interest at a rate of 12% per annum, payable monthly. See “—Indebtedness—Subordinated Note.” We used the proceeds to refinance existing debt.

Cash Flows

          Net cash used in operating activities was $5.0 million for the nine months ended February 28, 2013, compared to net cash used in operating activities of $1.8 million for the nine months ended February 29, 2012. The increase in net cash used in operating activities was primarily due to changes in working capital and a higher net loss.

          Net cash used in investing activities was $0.2 million for the nine months ended February 28, 2013 compared to $12.5 million for the nine months ended February 29, 2012 due to reduced drilling activity.

          Net cash provided by financing activities was $7.8 million for the nine months ended February 28, 2013, as compared to $15.1 million for the nine months ended February 29, 2012. Net cash provided by financing activities for the nine months ended February 28, 2013 was primarily comprised of borrowings of $11.2 million under our Credit Facility and $2.4 million from notes payable and proceeds from our private placement, partially offset by repayments of promissory notes with First State Bank of Lonoke, the Amended and Restated Note and the Cross Border credit facility.

Indebtedness

Senior Credit Facility

           The Credit Agreement provides for an up to $100.0 million revolving credit facility with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on August 31 and February 28 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of February 28, 2013, the borrowing base was $20.0 million.

          A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

          Amounts outstanding under the Credit Facility will bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

          Under the Credit Agreement, the Borrowers are required to pay fees consisting of (i) an unused facility fee equal to 0.5% multiplied by the average daily unused commitment amount, payable quarterly in arrears until the commitment is terminated; (ii) a fronting fee payable on the date of issuance of each letter of credit and annually thereafter or on the date of any increase or extension thereof, equal to the greater of (a) 2.0% per annum multiplied by the face amount of such letter of credit or (b) $1,000; and (iii) an origination fee (x) of $200,000, and (y) payable on any date the commitment is increased, an additional facility fee equal to 1.0% multiplied by any increase of the commitment above the highest previously determined or redetermined commitment.

          The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of Red Mountain, requiring the Borrowers to maintain a ratio of (i) the Borrowers’ and their consolidated subsidiaries’ consolidated current assets to consolidated current liabilities of at least 1.00 to 1.00 inclusive of the commitment and debt under the Credit Agreement; (ii) the Borrowers’ and their subsidiaries’ consolidated “Funded Debt” to consolidated EBITDAX (for the four fiscal quarter period then ended) of less than 3.50 to 1.00; and (iii) the Borrowers’ and their subsidiaries’ consolidated EBITDAX to interest expenses (each for the four fiscal quarter period then ended) of at least 3.00 to 1.00. Funded Debt is defined in the Credit Agreement as the sum of all debt for borrowed money, whether as a direct or reimbursement obligor. EBITDAX is defined in the Credit Agreement as (a) consolidated net income plus (b) (i) interest expense, (ii) income taxes, (iii) depreciation, (iv) depletion and amortization expenses, (v) dry hole and exploration expenses, (vi) non-cash losses or charges on any hedge agreements resulting from derivative accounting, (vii) extraordinary or non-recurring losses, (viii) expenses that could be capitalized under GAAP but by election of Borrowers are being expensed for such period under GAAP, (ix) costs associated with intangible drilling costs, (x) other non-cash charges, (xi) one-time expenses associated with transactions associated with (b)(i) through (iv), minus (c)(i) non-cash income on any hedge agreements resulting from FASB Statement 133, (ii) extraordinary or non-recurring income, and (iii) other non-cash income. The Borrowers were not in compliance with the financial covenants under the Credit Agreement for the three months ended February 28, 2013 and are seeking a waiver from the Lender or an amendment to the Credit Agreement to cure the non-compliance.

          Amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable upon specified events of default of Borrowers, including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, a material inaccuracy of a representation or warranty, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

          Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. On February 21, 2013, pursuant to the terms of the Credit Agreement, Red Mountain entered into a hedge agreement with BP Energy to hedge a portion of the future oil production of the Borrowers. See “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

          As of April 15, 2013, the Borrowers had collectively borrowed $18.5 million and had availability of $1.5 million under the Credit Facility. Because the Borrowers were not in compliance with certain financial and other covenants in the Credit Agreement at February 28, 2013, the Lender could refuse to advance additional funds to the Borrowers under the Credit Facility or may seek to accelerate the Company’s repayment obligations. However, as of the date hereof, the Lender had not taken this action.

Subordinated Note

          On February 6, 2013, we issued the Subordinated Note in the aggregate principal amount of $500,000 payable to the Note Lender. The Subordinated Note matures on July 31, 2013 and accrues interest at a rate of 12% per annum, payable monthly. Upon an event of default, interest will accrue on all outstanding principal at a rate of the lesser of (i) 18% per annum or (ii) the maximum rate permitted by applicable law.

          The Subordinated Note contains customary non-financial covenants governing the conduct of our business. An event of default includes, among other things, (i) failure to make payments when due; (ii) any representation or warranty proves false; (iii) failure to comply with any provision of the note; (iv) bankruptcy or insolvency; (v) the Note Lender determines in its reasonable discretion that we are unable in the ordinary course of business to pay our debts as they are due or our debts exceed the fair market value of all of our assets and property or (vi) a default under any of our material agreements. Immediately upon the occurrence of an event of default, the Note Lender has the right, in its sole and absolute discretion, to accelerate and declare the outstanding amount immediately due and payable.

Convertible Promissory Notes

          On November 25, 2011, we issued convertible promissory notes to Hohenplan Privatstiftung, Personalversorge der Autogrill Schweiz AG and SST Advisors, Inc. in an aggregate principal amount of $2.75 million. The convertible promissory notes are due and payable on November 25, 2013 and bear interest at the rate of 10% per annum. Prior to repayment, the holders of the convertible promissory notes have the option of converting all or any portion of the unpaid balance of the convertible promissory notes (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions if we issue any stock dividends, subdivide or combine our outstanding shares of common stock, or effect a reclassification, consolidation, merger or sale of all or substantially all of our assets. The value of the beneficial conversion feature of the three convertible promissory notes was $0.6 million as of February 28, 2013. The beneficial conversion feature has been recorded as a discount to the convertible notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the convertible promissory notes. We amortized $0.2 million of the discount to interest expense during the three months ended February 28, 2013. We have granted the holders piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the convertible promissory notes in certain future registration statements filed by us.

          On July 30, 2012, we issued a convertible promissory note (the “Convertible Note”) in the principal amount of $1.0 million to Hohenplan Privatstiftung (the “Holder”). The Convertible Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Convertible Note together with accrued but unpaid interest is due on July 30, 2013, subject to a 12-month extension at the Holder’s option. The Holder has the option of converting all or a portion of the principal amount of the Convertible Note, plus accrued but unpaid interest, into shares of our common stock. Subject to adjustment upon certain events, the conversion price is equal to the lower of (a) $0.85 per share and (b) the lowest price at which our common stock is sold in an equity financing for cash prior to the maturity date. We have granted the Holder piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the Convertible Note in certain future registration statements filed by us.

          We have determined that the terms of the Convertible Note contain a down round provision under which the conversion price could be decreased as a result of future equity offerings. Accordingly, the conversion feature is accounted for as a derivative liability and discount on note payable. On February 5, 2013, we closed a private placement of 7,058,823 shares of common stock at a purchase price of $0.85 per share. As a result, the conversion price of the Convertible Note was adjusted from $1.50 to $0.85. The fair value of the discount on Convertible Note was approximately $117,000 as of February 28, 2013, resulting in an unrealized gain of $91,800 during the three months ended February 28, 2013. We amortized approximately $74,000 of the discount to interest expense during the three months ended February 28, 2013.

          In connection with the issuance of the Convertible Note, we incurred approximately $210,000 of debt issuance costs related to the issuance to a broker of 125,000 shares of our common stock with a value of $161,000, and warrants to purchase 83,333 shares of our common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of our common stock on the OTCQB on the debt issuance date, July 30, 2012. We valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers. During the three months ended February 28, 2013, we amortized approximately $52,000 of the capitalized debt issuance costs to interest expense.

Contractual Obligations

          The following table presents our contractual obligations at February 28, 2013 (in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Line of Credit	$18,500	$18,500	$—	$—	$—
Subordinated Note	500	500	—	—	—
Convertible Notes Payable	3,750	3,750	—	—	—
Environmental Liability	2,100	859	1,241	—	—
Asset Retirement Obligations - Cross Border	3,343	539	1,394	134	1,276
Asset Retirement Obligations - Red Mountain	1,563	128	228	207	1,000
Lease Obligations	726	72	594	60	—

	$30,482	$24,348	$3,457	$401	$2,276

Off-Balance Sheet Arrangements

          We did not have any off-balance sheet arrangements at February 28, 2013.

Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” believe,” “expect,” anticipate,” “plan,” “estimate,” “target,” “project,” or “intend” or similar expressions and the negative of such words and expressions, although not all forward-looking statements contain such words or expressions.

          Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	our ability to obtain a waiver from the Lender or an amendment under the Credit Agreement;

•	our ability to raise additional capital to fund future capital expenditures;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•	declines or volatility in the prices we receive for our oil and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	uncertainties associated with estimates of proved oil and natural gas reserves;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
29

•	risks and liabilities associated with acquired companies and properties;

•	risks related to integration of acquired companies and properties;

•	potential defects in title to our properties;

•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•	geological concentration of our reserves;

•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	exploration and development risks;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of our management team;

•	weather conditions;

•	actions or inactions of third-party operators of our properties;

•	costs and liabilities associated with environmental, health and safety laws;

•	our ability to find and retain highly skilled personnel;

•	operating hazards attendant to the oil and natural gas business;

•	competition in the oil and natural gas industry; and

•	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 and this Quarterly Report on Form 10-Q.

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

“MMcf” One million cubic feet of natural gas.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

          Our major market risk exposure is the price we receive for our oil and natural gas production. Realized pricing is primarily driven by the prevailing price for oil and spot market prices for natural gas. Prices for oil and natural gas production are volatile and sometimes experience large fluctuations as a result of relatively small changes in supplies, weather conditions, economic conditions and government actions.

          Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the Credit Agreement, we entered into swaps and costless collars with BP Energy, which hedge the price of oil for a portion of our expected production through November 2014.

          The derivative contracts economically hedge against the variability in cash flows associated with the forecasted sale of our future oil production. While the use of the hedging arrangements will limit the downside risk of adverse price movements, it may also limit future gains from favorable movements.

          The costless collars provide us with a lower limit “floor” price and an upper limit “ceiling” price on the hedged volumes. The floor price represents the lowest price we will receive for the hedged volumes while the ceiling price represents the highest price we will receive for the hedged volumes. The costless collars are settled monthly.

          The swaps provide us with a fixed settlement price for our hedged volumes. The swaps are settled monthly.

          We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our Condensed Consolidated Statements of Operations under the caption “Change in fair value of derivative liability.” Each derivative contract is evaluated separately to determine its own fair value. During the three months ended February 28, 2013, we recorded a net unrealized gain on commodity derivative contracts of $0.2 million.

The following table summarizes our outstanding derivatives contracts with respect to future oil production as of February 28, 2013:

Type	Period	Quantity (Bbl/day)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Asset (Liability)

					(in thousands)
Collar	March 1, 2013 – December 1, 2013	1,936	$80.00	$100.50	$(27,123)
Collar	January 1, 2014 – February 1, 2014	437	$80.00	$100.50	(1,442)
Collar	March 1, 2014 – August 1, 2014	1,437	$80.00	$100.50	(9,350)
Swap	March 1, 2013 – November 1, 2014	2,000	$93.50	$93.50	82,336
Swap	March 1, 2013 – February 1, 2014	1,000	$106.50	$106.50	167,305

					$211,72 6

Interest Rate Risk

          On February 5, 2013, we entered into the Credit Facility, which exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At February 28, 2013, we had $18.5 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0 % at February 28, 2013). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of February 28, 2013 would result in an increase or decrease in our interest costs of approximately $74,000 per year.

Item 4.	Controls and Procedures

Acquisition of Cross Border

          In January 2013, we acquired control of Cross Border. For purposes of determining the effectiveness of our disclosure controls and procedures as of February 28, 2013, management has excluded the internal control over financial reporting of Cross Border from its evaluation of these matters. Cross Border represents approximately 45% of our consolidated total assets at February 28, 2013. During the three months ended February 28, 2013, Cross Border generated net income of $1.4 million as compared to a consolidated net loss attributable to Red Mountain Resources, Inc. of $3.4 million for the Company.

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

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, which excluded the internal control over financial reporting of Cross Border, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

          There have been no changes in our internal control over financial reporting that occurred during the three months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          We are not a party to, and none of our properties are the subject of, any material pending legal proceedings, nor are we aware of any material legal proceedings contemplated by any government authority.

Item 1A.	Risk Factors

          There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, as updated by the Risk Factors disclosed in our Quarterly Report on Form 10-Q for the three months ended November 30, 2012, except as follows:

We were not in compliance with our financial covenants under our Credit Agreement as of February 28, 2013. As a result, the Lender may exercise one or more of its remedies, including the right to declare an event of default and seek to accelerate the repayment of all outstanding borrowings.

          As of February 28, 2013, we had $18.5 million of borrowings under our Credit Facility. This indebtedness is secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement contains covenants which require us to maintain compliance with certain financial ratios and aging of accounts payable. The Lender can declare an event of default under the Credit Agreement due to our failure to comply with these covenants. In the event of an event of default, the Lender has the right to accelerate repayment of all outstanding indebtedness and take actions to collect monies owed to it, including enforcing and foreclosing on its security interest on our assets and the assets of our subsidiaries. In addition, the Lender can restrict our access to additional borrowings under the Credit Facility. As of the date hereof, the Lender has not accelerated our repayment obligations or taken any of the other actions described above.

          We are in discussions with the Lender regarding either a waiver of the non-compliance or an amendment to the Credit Agreement to cure the non-compliance. However, we cannot provide any assurance that these negotiations will be successful. Even if we successfully obtain a waiver or an amendment that cures the non-compliance, we can provide no assurance that we will not violate our covenants in the future.

          If the Lender were to accelerate our repayment obligation under the Credit Facility, our assets may not be sufficient to fully repay the debt and we may not be able to obtain capital from other sources at favorable terms or at all. If additional funding is required, this funding may not be available on favorable terms, if at all, or without potentially very substantial dilution to our stockholders. If we do not raise the necessary funds, we may need to curtail or cease our operations, sell certain assets and/or file for bankruptcy, which would have a material adverse effect on our financial condition and results of operations.

          While the Lender has not accelerated the repayment of our obligations under the Credit Facility, its ability to do so has caused all of our outstanding indebtedness under the Credit Facility to be classified as a current liability on our consolidated balance sheets at February 28, 2013.

We currently do not have sufficient funds to continue our exploration and development activities beyond November 25, 2013, or sooner if the Lender accelerates the repayment of our obligations under the Credit Facility.

          The oil and natural gas industry is capital intensive. We make and expect to continue to make significant capital expenditures in our business for the exploration, development, production and acquisition of oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures.

          We plan to spend between $5.0 million and $7.0 million during the remainder of fiscal 2013 to drill and complete wells or re-enter and complete wells. However, as of February 28, 2013, we had a working capital deficit of $24.3 million. We currently do not have sufficient funds to continue our exploration and development activities beyond November 25, 2013, or sooner if the Lender accelerates our obligations under the Credit Agreement. If we are unable to finance our operations on acceptable terms or at all, we may be forced to curtail or suspend our planned exploration and development activities and our business, financial condition and results of operations may be materially and adversely affected.

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

Our Credit Agreement contains various covenants that limit our management’s discretion in the operation of our business and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

          The operating and financial restrictions, covenants and ratios in our Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement contains various covenants that restrict our ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement also requires us to maintain specified financial ratios. Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial ratios required by the Credit Agreement and could result in an event of default under the Credit Agreement.

          Amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable upon specified events of default of Borrowers, including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, a material inaccuracy of a representation or warranty, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

          In the event of a default and acceleration of indebtedness under the Credit Facility, our business, financial condition and results of operations may be materially and adversely affected.

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

10.1

Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.2

Inter-Borrower Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.3

Unsecured Subordinated Promissory Note, dated February 6, 2013, issued by the Company to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.4*	Loan Modification Agreement, dated December 10, 2012, among the Company, Hyman Belzberg, William Belzberg, Caddo Management, Inc. and RMS Advisors, Inc.

10.5*	Amended and Restated Promissory Note, dated July 30, 2012 issued by the Company to Hyman Belzberg, William Belzberg, Caddo Management, Inc. and RMS Advisors, Inc.

10.6*	Purchase and Sale Agreement, dated December 12, 2002, between Cross B, LLC and the Company.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: April 22, 2013
35

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

10.1

Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.2

Inter-Borrower Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.3

Unsecured Subordinated Promissory Note, dated February 6, 2013, issued by the Company to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2013).

10.4*	Loan Modification Agreement, dated December 10, 2012, among the Company, Hyman Belzberg, William Belzberg, Caddo Management, Inc. and RMS Advisors, Inc.

10.5*	Amended and Restated Promissory Note, dated July 30, 2012 issued by the Company to Hyman Belzberg, William Belzberg, Caddo Management, Inc. and RMS Advisors, Inc.

10.6*	Purchase and Sale Agreement, dated December 12, 2002, between Cross B, LLC and the Company.

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

