Form 10-K
period 2013-05-31
RED MOUNTAIN RESOURCES, INC.
filed 2013-09-13
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-54444

RED MOUNTAIN RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	27-1739487
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2515 McKinney Avenue, Suite 900 Dallas, TX	75201
(Address of Principal Executive Offices)	(Zip Code)

(214) 871-0400
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.00001 per share
10.0% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share
Warrants to purchase common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of November 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's common stock (based on a reported closing market price of $0.90 per share on the OTCQB) held by non-affiliates of the registrant was approximately $71.4 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 12, 2013, there were 133,140,303 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be furnished to shareholders in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

RED MOUNTAIN RESOURCES, INC.
FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "estimate," "target," "project," "intend," "understand," or similar expressions and the negative of such words and expressions, although not all forward-looking statements contain such words or expressions.

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management's current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	declines or volatility in the prices we receive for our oil and natural gas;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management's ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team;

●	weather conditions;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry; and

●	the other factors discussed under Item 1A. "Risk Factors" in this report.

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

"Bbl" One stock tank barrel or 42 U.S. gallons liquid volume of oil or other liquid hydrocarbons.

"Boe" One barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil and 42 gallons of natural gas liquids to one Bbl of oil.

"Boe/d" Boe per day.

"Btu" A British thermal unit is a measurement of the heat generating capacity of natural gas. One Btu is the heat required to raise the temperature of a one-pound mass of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).

"completion" The process of treating a drilled well followed by the installation of permanent equipment for the production of oil or natural gas, or in the case of a dry well, the reporting of abandonment to the appropriate agency.

"condensate" A mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

"developed acreage" The number of acres that are allocated or assignable to productive wells or wells capable of production.

"development costs" Costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and natural gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

●
gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, natural gas lines, and power lines, to the extent necessary in developing the proved reserves;

●
drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly;

●
acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems; and

●	provide improved recovery systems.

"development well" A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

"dry well" A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

"exploration costs" Costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and natural gas reserves, including costs of drilling exploratory wells and exploratory-type stratigraphic test wells.

"exploratory well" A well drilled for the purpose of discovering new reserves in unproven areas.

"field" An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

"formation" A layer of rock which has distinct characteristics that differ from nearby rock.

"gross acres" The total acres in which a working interest is owned.

"Henry Hub" The pricing point for natural gas futures contracts traded on the NYMEX.

"horizontal well" A well that is drilled vertically to a certain depth and then drilled at a right angle within a specific interval.

"hydraulic fracturing" or "fracing" A process involving the injection of fluids, usually consisting mostly of water, but typically including small amounts of sand and other chemicals, in order to create fractures extending from the wellbore through the rock formation to enable oil or natural gas to move more easily through the rock pores to a production well.

"lease operating expenses" The expenses, usually recurring, which pay for operating the wells and equipment on a producing lease.

"MBbl" One thousand barrels of oil or other liquid hydrocarbons.

"MBoe" One thousand barrels of oil equivalent.

"Mcf" One thousand cubic feet of natural gas.

"Mcf/d" One thousand cubic feet of natural gas per day.

"MMBoe" One million barrels of oil equivalent.

"MMBtu" One million British thermal units.

"MMcf" One million cubic feet of natural gas.

"natural gas" Natural gas and natural gas liquids.

"net acres" The sum of the fractional working interests owned in gross acres.

"NYMEX" The New York Mercantile Exchange.

"oil" Oil and condensate.

"overriding royalty interest" An interest in an oil and/or natural gas property entitling the owner to a share of oil and natural gas production free of costs of production.

"PDP" Proved developed producing reserves.

"PDNP" Proved developed non-producing reserves.

"play" A term applied to a portion of the exploration and production cycle following the identification by geologists and geophysicists of areas with potential natural gas and oil reserves.

"plugging and abandonment" Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

"producing well" A well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

"production costs" Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and natural gas produced. Examples of production costs (sometimes called lifting costs) are:

●	costs of labor to operate the wells and related equipment and facilities;

●	repairs and maintenance;

●	materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities;

●	property taxes and insurance applicable to proved properties and wells and related equipment and facilities; and

●	severance taxes.

"productive well" A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

"proved developed reserves" Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

"proved properties" Properties with proved reserves.

"proved reserves" Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible — from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, or LKH, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, or HKO, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

"proved undeveloped reserves" Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required.

"PUD" Proved undeveloped reserves.

"PV-10" When used with respect to oil and natural gas reserves, PV-10 means the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development and abandonment costs, using prices and costs in effect at the determination date, before income taxes, and without giving effect to non-property-related expenses, discounted to a present value using an annual discount rate of 10% in accordance with the guidelines of the SEC.

"reasonable certainty" If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery, or EUR, with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

"recompletion" The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.

"reserves" Estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible as of a given date by application of development prospects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to market, and all permits and financing required to implement the project.

"reservoir" A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.

"sand" A geological term for a formation beneath the surface of the Earth from which hydrocarbons are produced. Its make-up is sufficiently homogenous to differentiate it from other formations.

"shale" Fine-grained sedimentary rock composed mostly of consolidated clay or mud. Shale is the most frequently occurring sedimentary rock.

"spacing" The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres, e.g., 40-acre spacing, and is often established by regulatory agencies.

"standardized measure" The present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect the timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10. Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

"stratigraphic test well" A drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intention of being completed for hydrocarbon production.

"undeveloped acreage" Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

"vertical well" An oil or natural gas wellbore that is drilled from the surface to the depth of interest without directional deviation.

"wellbore" The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.

"working interest" The right granted to the lessee of a property to explore for and to produce and own oil, natural gas, or other minerals. The working interest owners bear the exploitation, development, and operating costs on either a cash, penalty, or carried basis.

PART I

 Item 1. Business

Unless the context otherwise requires, all references to "Red Mountain," the "Company," "we," "our" and "us" refer to (i) Red Mountain Resources, Inc., (ii) Red Mountain's wholly owned subsidiaries, including Black Rock Capital, Inc. ("Black Rock") and RMR Operating, LLC ("RMR Operating"), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. ("Cross Border"). Pro forma production and related data for 2013 reflects the acquisition of Cross Border as if it occurred on June 1, 2012. As of May 31, 2013, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border's common stock not owned by us.

Our Company

We are a Dallas-based growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, we have established acreage positions and production in the Permian Basin of West Texas and Southeast New Mexico and the onshore Gulf Coast of Texas. Additionally, we have an established and growing acreage position in Kansas.

We plan to grow production and reserves by acquiring, exploring and developing an inventory of long-life, low risk drilling opportunities with attractive rates of return. Our focus is on opportunities in and around producing oil and natural gas properties where we can enhance production and reserves through application of newer drilling and completion techniques, infill drilling, targeting untapped but known productive hydrocarbon strata, and enhanced oil recovery applications.

As of May 31, 2013, we had proved reserves of approximately 3.5 MMBoe. For the fiscal year ended May 31, 2013, on a pro forma basis, we produced 172.2 MBbls of oil and 966.9 MMcf of natural gas, resulting in average net daily production of 913 Boe/d. In June 2013, we produced 981 Boe/d, of which 56% was oil.

As of May 31, 2013, we owned interests in 883,226 gross (305,845 net) mineral and lease acres in New Mexico, Texas and Kansas, of which 336,851 gross (31,011 net) acres are within the Permian Basin. We have successfully leased over 5,200 net acres in Kansas located on the Central Kansas Uplift, and we also owned interests in over 1,400 net acres located on the Villarreal, Frost Bank, Resendez, Peal Ranch and La Duquesa Prospects in the Gulf Coast of Texas.

History

Red Mountain was originally formed in January 2010 as Teaching Time, Inc. in order to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. In March 2011, Teaching Time, Inc. determined to enter into oil and natural gas exploration, development and production and changed its name to Red Mountain Resources, Inc. to better reflect that plan. On March 22, 2011, we entered into a Plan of Reorganization and Share Exchange Agreement, as amended on June 17, 2011 and June 20, 2011 (the "Share Exchange Agreement"), with Black Rock Capital, LLC and The StoneStreet Group, Inc. ("StoneStreet"), the sole shareholder of Black Rock Capital, LLC. Alan W. Barksdale, our current president, chief executive officer and chairman of the board, was the president and the sole member of Black Rock Capital, LLC and the sole owner and the president of StoneStreet. On June 22, 2011, we completed a reverse merger pursuant to the Share Exchange Agreement in which we issued 27,000,000 shares of common stock to StoneStreet in exchange for 100% of the interests in Black Rock Capital, LLC. Concurrently with the closing, we retired 225,000,000 shares of common stock for no additional consideration. In connection with the reverse merger, the management of Black Rock Capital, LLC became our management.

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

Black Rock was originally formed on October 28, 2005 as an Arkansas limited liability company under the name "Black Rock Capital, LLC." From inception through May 2010, Black Rock had no operations. Effective June 1, 2010, Black Rock purchased two separate oil and natural gas fields out of the bankruptcy estate of MSB Energy, Inc. located in Zapata County and Duval County in the onshore Gulf Coast of Texas. Effective May 31, 2011, Black Rock acquired our current interests in the Madera Prospect. In June 2011, Black Rock Capital, LLC filed Articles of Conversion with the Secretary of State for the State of Arkansas to convert Black Rock Capital, LLC into a corporation. The conversion became effective July 1, 2011 and, accordingly, Black Rock Capital, LLC was converted to Black Rock Capital, Inc. As a result of the conversion, our 100% membership interest in Black Rock Capital, LLC became an interest in all of the outstanding common stock of Black Rock.

Recent Developments

Bamco Asset Purchase Agreement. On December 10, 2012, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Bamco Gas, LLC ("Bamco"). Mr. Barksdale was the receiver for the receivership estate of Bamco. Pursuant to the Asset Purchase Agreement, we agreed to acquire working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties in Texas (the "Bamco Properties"). On December 10, 2012, pursuant to the Asset Purchase Agreement, we issued 2,375,000 shares of our common stock to the indenture trustee of certain debentures of Bamco, and we executed a waiver and release of a claim against the receivership estate of Bamco for a $2.7 million note receivable that we deemed uncollectible in 2011.

Acquisition of  Cross Border. On January 28, 2013, pursuant to privately negotiated transactions, we acquired 5,091,210 shares of common stock of Cross Border from a limited number of stockholders in exchange for the issuance of 10,182,420 shares of our common stock, bringing our total ownership to approximately 78% of Cross Border's outstanding common stock (the "Acquisition"). Prior to the Acquisition, we owned 47% of Cross Border's outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to the Acquisition, we account for Cross Border as a consolidated subsidiary. As of May 31, 2013, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border's outstanding common stock. In addition, as of May 31, 2013, we owned warrants to acquire an additional 2,502,831 shares of Cross Border common stock. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016.

As of May 31, 2013, Cross Border owned over 865,893 gross (293,843 net) mineral and lease acres in New Mexico and Texas, of which approximately 25,000 net acres were located in the Permian Basin. A significant majority of Cross Border's acreage consists of either owned mineral rights or leases held by production, allowing it to hold lease rental payments to under $5,000 annually.

Senior Credit Facility. On February 5, 2013, we entered into a Senior First Lien Secured Credit Agreement (as amended, the "Credit Agreement") with Cross Border, Black Rock and RMR Operating (collectively with the Company, the "Borrowers") and Independent Bank, as Lender (the "Lender").The Credit Agreement provides for an up to $100.0 million revolving credit facility (the "Credit Facility") with an initial commitment of $20.0 million and a maturity date of February 5, 2016.

Simultaneously with entering into the Credit Agreement, we borrowed $7.6 million under the Credit Facility and used a portion of the proceeds to repay outstanding indebtedness, and Cross Border borrowed $8.9 million and used a portion of the proceeds to repay in full its existing credit facility. As of May 31, 2013, the Borrowers had collectively borrowed $19.8 million and had availability of $0.2 million under the Credit Facility. On February 21, 2013, pursuant to the terms of the Credit Agreement, we entered into a hedge agreement with BP Energy Company, LP ("BP Energy") to hedge a portion of the future oil production of the Borrowers.

On July 19, 2013, we entered into an amendment to the Credit Agreement to permit the payment of cash dividends on our 10.0% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement.

We were not in compliance with the current ratio covenant in the Credit Agreement as of May 31, 2013. We entered into an amendment and waiver to the Credit Agreement effective September 12, 2013, which waived the non-compliance at May 31, 2013.  In addition, the amendment increased the borrowing base under the Credit Agreement from $20.0 million to $30.0 million.

Private Placements. On February 5, 2013, we closed a private placement for 7,058,823 shares of common stock at a purchase price of $0.85 per share, raising gross proceeds of $6.0 million, from certain of the initial investors in our company. We used the proceeds for drilling expenses, repayment of debt and general working capital. On May 3, 2013, we closed a private placement for 3,529,412 shares of common stock at a purchase price of $0.85 per share, raising gross proceeds of $3.0 million, from certain of the initial investors in our company. We used the proceeds for general working capital.

Madera 24 Federal 3H Well. During the three months ended February 28, 2013, we commenced drilling the Madera 24 Federal 3H well, which is located in the Madera prospect just to the west of the Madera 24 Federal 2H well. We are the operator of the well and own a 33% working interest. The well was spudded on February 6, 2013 and, on May 10, 2013, we finished drilling and completing the well. The initial production rate from the Madera 24 Federal 3H well was 1,491 Boe (81% oil). The well has a total measured depth of 13,570 feet, including a true vertical depth of 9,062 feet and a lateral length of 4,508 feet. At May 31, 2013, the well was still producing and permanent production facilities were under construction.

Reverse Stock Split. On April 22, 2013, our Board of Directors approved a reverse stock split. The Board authorized management to effectuate the reserve stock split in its discretion within a range of 1 for 5 to 1 for 10. We intend to consummate the reverse stock split during the first six months of fiscal 2014.

Change of Fiscal Year End. On July 17, 2013, we changed our fiscal year end from May 31 to June 30, effective June 30, 2013.

Closing of Units Offerings. In August 2013, we closed public offerings of 476,687 Units (the "Units"), including 100,002 Units sold in cancellation of $2.3 million in debt, raising gross cash proceeds of $8.5 million. Each Unit consisted of one share of our Series A Preferred Stock and one warrant to purchase up to 25 shares of common stock. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the payment of accrued interest and fees on indebtedness that was cancelled.

Closing of Common Stock Offering. In August 2013, we closed a public offering of 6,428,572 shares of common stock, raising gross cash proceeds of $4.5 million. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the repayment of indebtedness.

Our Business Strategies

Key elements of our business strategy include:

Increase Reserves and Production Through Low-Risk Drilling Program. We intend to achieve reserves and production growth over the next few years through our drilling program, which will focus on low risk opportunities with attractive rates of return. In addition to our proved reserve base of 3.5 MMBoe at May 31, 2013, we believe we have significant upside potential to convert our current probable and possible reserves into proved reserves. We plan to drill and complete, workover or recomplete 55 gross wells (38.1 net) through fiscal 2014 to develop our current properties.

Maintain a Conventional Balance Sheet and Capital Structure. We take a conventional approach to our drilling program and seek to find and develop geologically defined conventional prospects. Similarly, we intend to maintain a conventional balance sheet minimizing our risk and allowing us to maintain strong credit metrics. Further, we plan to use derivatives to hedge against falling commodity prices to ensure adequate cash flows to meet our corporate and drilling objectives.

Pursue Growth through Acquisitions that Leverage Our Expertise. Our primary acquisition strategy is to identify and acquire geologically defined, undercapitalized plays with development potential. At the same time, we continually review opportunities to acquire producing properties, undeveloped acreage and drilling prospects. We focus particularly on opportunities where we believe our operational efficiency, reservoir management and geological expertise will enhance value and performance.

Retain Operational Control. We intend to retain a high degree of operational control over our interests, through a high average working interest or acting as the operator in areas of significant exploration and development activity. This strategy is intended to provide us with controlling interests in a multi-year inventory of drilling locations, positioning us for reserve and production growth through drilling. We plan to control the timing, level and allocation of our drilling capital expenditures and the technology and methods utilized in the planning, drilling and completion process on related targets. We believe this flexibility to opportunistically pursue development on properties provides us with a meaningful competitive advantage.

Mitigate Operational and Financial Risk. Our goal is to generate attractive rates of return on every dollar invested. Concurrently, our goal is to manage risk by spreading our capital dollars over a significant number of wells to mitigate capital, geologic and mechanical concentration risk to any one project. The combination may prevent us from aggressively and continuously drilling in any one area but the participation in more projects allows us to better manage our production growth, effectively procure services, and provides ample time necessary to evaluate results in order to attempt to improve future wells.

Our Competitive Strengths

We believe that the following competitive strengths will help us successfully execute our business strategies and create substantial value:

Large Acreage Position Consisting of Mineral Ownership and Leases Held by Production. As of May 31, 2013, we controlled 305,845 net acres, 98% of which was in Texas and New Mexico. Included in this acreage position were approximately 275,000 net mineral acres within Southwest New Mexico and the Permian Basin region of Southeast New Mexico. This net mineral acreage carries no drilling commitments or leasehold obligations. Furthermore, 93% of our leasehold acreage in the Permian Basin is currently held by existing production. The combination of perpetual mineral ownership and leases held by production provides us with ample time to exploit our drilling inventory in the Permian Basin.

Long-Life Reserves and Multi-Horizon Drilling Opportunities. One of the great attributes of the Permian Basin is that there are dozens of productive formations that lie deep into the Earth. Enhancements in drilling and completion technology have improved the economics of drilling and producing various hydrocarbon bearing strata that previously were uneconomic. We believe that much of our productive acreage has drilling opportunities into multiple hydrocarbon bearing zones that we have yet to evaluate which could provide substantial upside to our reserve base. Many of these zones are productive on nearby leases owned by other operators. Cash flow from our longer life reserve base combined with existing infrastructure should allow us to opportunistically test numerous potentially productive zones in the San Andres, Bone Spring, Brushy Canyon and other known horizons providing us with a multi-year drilling inventory.

Strong Management and Operations Team. Our team of managers, employees, consultants and directors combine to represent over 300 years of experience in the oil and natural gas industry as owners, investors, company builders, financiers, operators, geologists, service providers and petroleum engineers. In these various capacities, the Red Mountain team has participated in more than 10,000 wells in 20 states and 22 countries. We intend to utilize sophisticated geologic and 3-D seismic models to enhance the predictability and reproducibility of our operations. We also intend to utilize multi-zone, multi-stage hydraulic fracturing technology in completing wells to substantially increase near-term production, resulting in faster payback periods and higher rates of return and present values. Our team has applied these techniques to improve initial and ultimate production and returns for other organizations. We believe that the depth and breadth of our operations team coupled with a proven team in the areas of accounting, finance and capital markets, positions us well to take advantage of our large inventory of acreage and drilling opportunities.

Management with Meaningful Equity Ownership. As of September 13, 2013, our chairman of the board, chief executive officer and president, Alan Barksdale, owned 8.3% of our outstanding shares of common stock, and other members of our management and board of directors owned 1.1% of our outstanding shares of common stock. As a result of their equity investment in us, we believe our management's interests are highly aligned with our stockholders' interests in stock price appreciation and profitable growth.

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

Our Properties

Currently, our oil and natural gas properties are concentrated in the Permian Basin, the onshore Gulf Coast of Texas, Southwest New Mexico and Kansas. The Permian Basin covers an area approximately 250 miles wide and 300 miles long in West Texas and Southeast New Mexico. The Permian Basin is one of the most prolific onshore oil and natural gas producing regions in the United States. It is characterized by an extensive production history, mature infrastructure, long reserve life and hydrocarbon potential in multiple producing formations. Our primary operations in the onshore Gulf Coast are in conventional fields that produce primarily from the Wilcox formation in Zapata and Duval counties of Texas.

Permian Basin. As of May 31, 2013, we had interests in 336,851 gross (31,011 net) acres in the Permian Basin, including of the Madera Prospect, Pawnee Prospect, Cowden Lease, Shafter Lake Lease, Martin Lease, Jackson Bough C Prospect, East Ranch Prospect and West Ranch Prospect. We are the operator of each of these properties. These interests include the oil and natural gas interests of Cross Border in the Permian Basin, a large portion of which is non-operated acreage located in the heart of the Bone Spring play in central Lea and Eddy counties of New Mexico. Cross Border also has non-operated acreage in the Yeso and Abo trends along the Northwest Shelf and in areas targeting the Queen, Grayburg, and San Andres reservoirs. Cross Border also holds acreage in the Tom Tom area, where it is the operator.

In the aggregate, as of May 31, 2013, these properties had 209 gross (92.4 net) producing wells and, during the month of May 2013, had daily average net production of 636 Boe/d, 73% of which was oil. As of May 31, 2013, our Permian Basin properties had approximately 3,147 MBoe of proved reserves, of which 74% was oil. Of our proved reserves in the Permian Basin, 32% are from the Madera Prospect, 22% are from the Lusk Prospect and 17% are from the Tom Tom Prospect. During the fiscal year ended May 31, 2013, we derived approximately 79% of our revenue from the Permian Basin.

Onshore Gulf Coast. As of May 31, 2013, we had interests in 4,776 gross (1,405 net) acres in the onshore Gulf Coast of Texas, consisting of the Villarreal Prospect, Frost Bank Prospect, Peal Ranch Prospect, Resendez Prospect and La Duquesa Prospect. We are the operator of each of these properties, other than the Villarreal Prospect, which is operated by ConocoPhillips Company, and the Peal Ranch Prospect, which is operated by White Oak Energy.

In the aggregate, as of May 31, 2013, these properties had 39 gross (13.0 net) wells and, during the month of May 2013, had daily average net production of 244 Boe/d, substantially all of which was natural gas. As of May 31, 2013, our onshore Gulf Coast properties had approximately 401 MBoe of proved reserves, substantially all of which was natural gas. Of our proved reserves in the onshore Gulf Coast, 74% are from the Villarreal Prospect and 16% are from the Peal Ranch Prospect. During the fiscal year ended May 31, 2013, we derived approximately 21% of our revenue from the onshore Gulf Coast.

Southwest New Mexico. As of May 31, 2013, we owned 536,340 gross (268,170 net) mineral acres in Hidalgo, Grant, Sierra, and Socorro Counties, New Mexico. This mineral ownership carries no drilling commitments or leasehold obligations. As of May 31, 2013, this acreage had no proved reserves or production.

Kansas. As of May 31, 2013, we owned oil and natural gas interests in 5,215 gross and net acres in central Kansas. There are multiple target horizons in this prospect including the Arbuckle and the Lansing Kansas City formations. We own a 100% working interest and an average net revenue interest of 80%. RMR Operating is the operator. As of May 31, 2013, the Kansas acreage had no proved reserves or production.

For more detailed information on our properties, see "Item 2. Properties."

Planned Operations

During fiscal year 2014, we plan to spend approximately $39.5 million for drilling, completion, workovers, and recompletion on our properties including Madera, Tom Tom, Cowden and Shafter Lake and on properties in Cross Border's non-operated acreage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Planned Operations."

Marketing and Customers

During the fiscal year ended May 31, 2013, we sold $5.6 million of oil to High Sierra Crude Oil & Marketing, LLC ("High Sierra"), representing 63% of our total revenues, and $2.0 million of oil to Phillips 66 Company, representing 22% of our total revenues . We sell our oil to High Sierra from our Good Chief State #1, Big Brave State #1 and Madera 24 Federal 2H and 3H wells pursuant to crude oil purchase contracts. The price of the oil delivered is based on the West Texas Intermediate price, subject to certain price adjustments. The purchase agreements continue until terminated by either party upon thirty days prior written notice. We believe that the loss of either customer would not have a material adverse effect on us because alternative purchasers are readily available.

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

Insurance

We currently maintain oil and natural gas commercial general liability protection relating to all of our oil and natural gas operations (including environmental and pollution claims) with a total limit of coverage in the amount of $2.0 million (with no deductible) and excess liability protection with a total limit of $3.0 million (with a deductible of $10,000).

As is common in the oil and natural gas industry, we will not insure fully against all risks associated with our business either because such insurance is not available or because premium costs are considered prohibitive. In addition, pollution and environmental risks generally are not fully insurable. A loss not fully covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

Legal Proceedings

On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. and Everett Willard Gray II. Mr. Bloodworth alleges that Mr. Gray, as CEO of Cross Border, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by Cross Border. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral West Corp, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray and Cross Border deny that Mr. Bloodworth's claims have any merit.

Cross Border was previously party to an engagement letter, dated February 7, 2012 (the "Engagement Letter"), with KeyBanc Capital Markets Inc. ("KeyBanc") pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border's Board of Directors in connection with a possible "Transaction" (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border in the amount of $751,334, representing amounts purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. Cross Border disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. Cross Border intends to vigorously defend the action.

Employees

As of May 31, 2013, we had 27 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good.

Hydraulic Fracturing Policies and Procedures

We contract with third parties to conduct hydraulic fracturing as a means to maximize the productivity of our oil and natural gas wells in almost all of our wells. Hydraulic fracturing involves the injection of water, sand, gel and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. All of our proved non-producing and proved undeveloped reserves associated with future drilling, completion and recompletion projects will require hydraulic fracturing.

Although average drilling and completion costs for each area will vary, as will the cost of each well within a given area, on average approximately 40% of the drilling and completion costs for our wells are associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completing our wells are treated and are built into and funded through our normal capital expenditures budget. A change to any federal and state laws and regulations governing hydraulic fracturing could impact these costs and adversely affect our business and financial results. See "Risk Factors—Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our level of production."

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We have not incurred any material capital expenditures for remediation or pollution control activities during fiscal 2013, and we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2014, other than the remediation plan for Cross Border's Tom Tom and Tomahawk fields, or that will otherwise have a material impact on our financial condition and results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business, financial condition or results of operations.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business is subject and for which compliance may have a material adverse impact on our capital expenditures, financial condition or results of operations.

Comprehensive Environmental Response, Compensation and Liability Act. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, and comparable state statutes impose strict and joint and several liability for costs of investigation and removal and remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for natural resource damages and the cost of certain health studies without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so-called potentially responsible parties ("PRPs") include the current and past owners or operators of a site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance found at the site. CERCLA also authorizes the Environmental Protection Agency (the "EPA") and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Additionally, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Many states have adopted comparable or more stringent state statutes.

Although CERCLA generally exempts "petroleum" from the definition of hazardous substance, in the course of our operations, we will generate, transport and dispose or arrange for the disposal of wastes that may fall within CERCLA's definition of hazardous substances. Comparable state statutes may not contain a similar exemption for petroleum. We may also be the owner or operator of sites on which hazardous substances have been released.

Solid and Hazardous Waste Handling. The Resource Conservation and Recovery Act ("RCRA") and comparable state statutes and regulations promulgated thereunder regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous waste. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent regulations. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, such wastes may constitute "solid wastes" that are subject to the less stringent requirements of non-hazardous waste provisions. Additionally, we will generate waste as a routine part of our operations that may be subject to RCRA and not all state and local laws contain a comparable exemption. Further, there is no guarantee that the Environmental Protection Agency ("EPA") or individual states or local governments will not adopt more stringent requirements for the handling of non-hazardous waste or categorize some non-hazardous waste as hazardous in the future. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as "hazardous wastes." Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our financial condition and results of operations.

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

Administrative, civil and criminal penalties can be imposed for failure to comply with waste handling requirements. We believe that we are in substantial compliance with applicable requirements related to waste handling, and that we hold all necessary and up-to-date permits, registrations and other authorizations to the extent that our operations require them under such laws and regulations. Although we do not believe the current costs of managing our wastes, as presently classified, to be significant, any legislative or regulatory reclassification of oil and natural gas exploration and production wastes could increase our costs to manage and dispose of such wastes.

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act (the "CWA"), the Safe Drinking Water Act (the "SDWA"), the Oil Pollution Act (the "OPA") and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of certain permits issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure ("SPCC") requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the United States Army Corps of Engineers. In addition, on October 20, 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from underground coalbed and shale formations. The EPA stated that it will gather data, consult with stakeholders, including ongoing consultation with industry, and solicit public comment on a proposed rule for coalbed methane in 2013 and a proposed rule for shale gas in 2014. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs of remediation. The Oil Pollution Act of 1990 ("OPA") is the primary federal law for oil spill liability. The OPA imposes requirements on "responsible parties" related to the prevention of oil spills and liability for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A "responsible party" under the OPA may include the owner or operator of an onshore facility. The OPA subjects responsible parties to strict, joint and several financial liability for removal costs and other damages, including natural resource damages, caused by an oil spill that is covered by the statute. It also imposes other requirements on responsible parties, such as the preparation of an oil spill contingency plan and maintaining certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Failure to comply with the OPA may subject a responsible party to civil or criminal enforcement action. We may conduct operations on acreage located near, or that affects, navigable waters subject to the OPA. We believe that compliance with applicable requirements under the OPA will not have a material and adverse effect on us.

Hydraulic fracturing is a practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Although hydraulic fracturing has historically been regulated by state oil and gas commissions the EPA recently asserted federal regulatory authority over the process under the SDWA's Underground Injection Control ("UIC") Program. Under this assertion of authority, the EPA requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations, specifically in Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities. The U.S. Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. On May 4, 2012, the EPA published a draft UIC Program permitting guidance for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document is designed for use by EPA UIC permit writers, and describes how Class II regulations may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although EPA has delegated UIC permitting authority to many states, it is encouraging those states to review and consider use of this permit guidance. The draft guidance document underwent an extended public comment process, which concluded on August 23, 2012. The EPA is presently evaluating the public comments and will likely issue a final guidance document at a later date. On November 3, 2011, the EPA released its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources. The study will include both analysis of existing data and investigative activities designed to generate future data. The EPA issued a progress report in December 2012, and expects to release a final report for public comment and peer review in 2014. In addition, legislation is pending in Congress to repeal the hydraulic fracturing exemption from the SDWA, provide for federal regulation of hydraulic fracturing, and require public disclosure of the chemicals used in the fracturing process, and such legislation could be introduced in the current session of Congress. The agency also announced that one of its enforcement initiatives for 2011 to 2013 would be to focus on environmental compliance by the energy extraction sector. This additional regulatory scrutiny could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Many states have adopted, and other states are considering adopting, legislation or regulations requiring the disclosure of the chemicals used in hydraulic fracturing or otherwise restrict hydraulic fracturing in certain circumstances. For example, pursuant to legislation adopted by the State of Texas in June 2011, beginning February 1, 2012, companies were required to disclose to the Railroad Commission of Texas (the "RRC") and the public the chemical components used in the hydraulic fracturing process, as well as the volume of water used. Furthermore, on May 23, 2013, the RRC issued the "well integrity rule," which updates the RRC's Rule 13 requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit to the RRC cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The "well integrity rule" takes effect in January 2014. The Wyoming Oil and Gas Conservation Commission also passed a rule requiring disclosure of hydraulic fracturing fluid. In addition, a number of states in which we plan to conduct, are currently conducting, or may in the future conduct, hydraulic fracturing operations regularly review hydraulic fracturing and new regulations from such reviews could restrict or limit our access to shale formations or could delay our operations or make them more costly. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

Finally, with respect to our operations that occur on federally managed public lands, on May 16, 2013, the U.S. Department of Interior ("DOI") issued a proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process, (ii) confirm their wells meet certain construction standards and (iii) establish site plans to manage flowback water. The revised proposed rule is presently subject to an extended 90-day public comment period, which ends on August 23, 2013.

Air Emissions. Our operations are subject to federal regulations for the control of emissions from sources of air pollution under the Clean Air Act ("CAA"), as amended, and analogous state and local regulations. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction and also impose various monitoring and reporting requirements. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous or toxic air pollutants may require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require us to forego construction, modification or operation of certain air emission sources.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The final rule establishes a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. During the first phase, ending December 31, 2014, owners and operators of gas wells must either flare their emissions or use emissions reduction technology called "green completions" technologies already deployed at wells. On or after January 1, 2015, all newly fractured gas wells will be required to use green completions. Controls for certain storage vessels and pneumatic controllers may phase-in over one year beginning on the date the final rule is published in the Federal Register, while certain compressors, dehydrators and other equipment must comply with the final rule immediately or up to three years and 60 days after publication of the final rule, depending on the construction date and/or nature of the unit. We continue to evaluate the EPA's final rule, as it may require changes to our operations, including the installation of new emissions control equipment. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.

We have incurred additional capital expenditures to insure compliance with these new regulations as they come into effect. We may also be required to incur additional capital expenditures in the next few years for air pollution control equipment in connection with maintaining or obtaining operating permits addressing other air emission related issues, which may have a material adverse effect on our operations. Obtaining permits also has the potential to delay the development of oil and natural gas projects. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

Climate Change Legislation. In response to certain scientific studies suggesting that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") are contributing to the warming of the Earth's atmosphere and other climatic changes, the United States Congress has considered legislation to reduce such emissions. To date, the United States Congress has failed to enact a comprehensive GHG program. Some states, either individually or on a regional level, have considered or enacted legal measures to reduce GHG emissions. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, it is possible that smaller sources of emissions could become subject to GHG emission limitations. The cost of complying with these programs could be significant.

The EPA published finding that emissions of GHGs presented an endangerment to public health and the environment. These findings by the EPA allowed the agency to proceed through a rule-making process with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. Consequently, the EPA adopted two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. The EPA adopted the stationary source rule (or the "tailoring rule") in May 2010, and it also became effective January 2011, although it remains the subject of several pending lawsuits filed by industry groups. The tailoring rule establishes new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the tailoring rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the tailoring rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. Phase III of the tailoring rule, which is expected to go into effect in 2013, will seek to streamline the permitting process and permanently exclude smaller sources from the permitting process. Finally, in October 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. On March 27, 2012, the EPA issued a proposed rule establishing carbon pollution standards for new fossil-fuel-fired electric utility generating units. The proposed rule underwent an extended public comment process, which concluded on June 25, 2012. The EPA is presently evaluating the public comments and is expected to issue a final rule at a later date. The EPA plans to implement GHG emissions standards for refineries at a later date. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, they could have a material adverse effect on our business and results of operations.

OSHA and Other Laws and Regulations on Employee Health and Safety. To the extent not preempted by other applicable laws, we are subject to the requirements of the Occupational Safety and Health Act ("OSHA") and comparable state statutes, where applicable. These laws and the implementing regulations strictly govern the protection of the health and safety of employees. The OSHA hazard communication standard, the EPA community right-to-know regulations under the Title III of CERCLA and similar state statutes, where applicable, require us to organize and maintain information about hazardous materials used or, as applicable, produced in our operations and that this information be provided to employees, state and local government authorities and, where applicable, citizens. OSHA may enforce workplace safety regulations through issuance of citations for violations of its standards, which include, but are not limited to, those regarding hazard communication, personal protective equipment, general environmental controls, and materials handling and storage. We believe that we are in substantial compliance with these requirements where applicable and with other applicable OSHA and comparable requirements.

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act ("NEPA") which requires federal agencies, including the U.S. Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

Endangered Species Act. The Endangered Species Act, as amended (the "ESA"), and analogous state statutes restrict activities that may affect endangered and threatened species or their habitats. While some of our facilities may be located in areas that are designated as habitat for endangered or threatened species, we believe that we are in substantial compliance with the ESA. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

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

Failure to comply with applicable laws and regulations can result in substantial penalties and possibly cessation of drilling and production operations. The regulatory burden on the industry increases the cost of doing business and affects profitability. We believe that we are in substantial compliance with existing requirements and such compliance will not have a material adverse effect on our financial condition, cash flows or results of operations. Nevertheless, such laws and regulations are frequently amended or reinterpreted. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by the United States Congress, the states, the Federal Energy Regulatory Commission ("FERC") and the courts. We cannot predict when or whether any such proposals may become effective.

Drilling and Production. Our operations are subject to various types of regulation at the federal, state and local levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The states and some counties and municipalities in which we operate also regulate one or more of the following:

●	the location of wells;

●	the method of drilling and casing wells;

●	the surface use and restoration of properties upon which wells are drilled; and

●	the plugging and abandonment of wells.

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

In addition, 11 states have enacted surface damage statutes ("SDAs"). These laws are designed to compensate for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners and users. Most also contain bonding requirements and specific expenses for exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

We do not control the availability of transportation and processing facilities used in the marketing of our production. For example, we may have to shut-in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.

If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the United States Department of the Interior Bureau of Land Management (the "BLM"), the Bureau of Ocean Energy Management, Regulation and Enforcement or other appropriate federal or state agencies.

Transportation of Oil. Sales of oil are not currently regulated and are made at negotiated prices. Nevertheless, the United States Congress could reenact price controls in the future.

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

Further, interstate and intrastate common carrier oil pipelines must provide service on a non- discriminatory basis. Under this open access standard, common carriers must offer service to all similarly situated shippers requesting service on the same terms and under the same rates. When shipper nominations exceed full capacity, access is governed by prorationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our similarly situated competitors.

Transportation and Sales of Natural Gas. The transportation of natural gas in interstate commerce by pipelines, and the sale for resale of natural gas in interstate commerce by pipelines or their affiliates and local distribution companies or their affiliates, are regulated by the FERC under the Natural Gas Act of 1938 (the "NGA"), the Natural Gas Policy Act of 1978 (the "NGPA"), and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices (subject to anti-manipulation rules, which are discussed below), the United States Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas (so-called "first sales") effective January 1, 1993.

FERC regulates interstate natural gas transportation rates, and terms and conditions of service, and this regulation affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning with Order No. 636 in 1992, FERC adopted mandatory open access policies including mandatory standards of conduct governing communications and information sharing between affiliated natural gas transportation and gas marketing employees. As a result, the interstate pipelines' traditional role of providing the sale and transportation of natural gas as a single service has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on a non-discriminatory, open access basis to others who buy and sell natural gas. Although the FERC's open access orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission (the "CFTC"). See "—Other Federal Laws and Regulations Affecting Our Industry—Energy Policy Act of 2005." Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has jurisdiction under the NGA over some (but not all) sales for resale of physical gas. FERC has issued blanket certificates under the NGA that pre-authorize various sales for resale in interstate commerce. These blanket certificates preauthorize interstate sales for resale automatically, without the need to apply for the certificate, and without any conditions as to the price, purchaser, volume, term or other economic conditions of the sale. The blanket certificates also pre-authorize abandonment of the sale under the NGA upon expiration of the contract term or termination of the individualized sales arrangement. However, FERC retains NGA jurisdiction over all blanket certificate sales, meaning that FERC has the ability to add prospective terms and conditions to such certificates as future conditions warrant. FERC first exercised this authority in 2003, when in the wake of the market upheavals in California, FERC established a gas marketing "code of conduct" applicable to all blanket certificate sellers. The code of conduct for blanket certificate sellers includes price reporting provisions intended to address the problems that surfaced in gas markets concerning false transaction reports designed to manipulate price indices published by various publications. The code of conduct's price reporting provision does not require any seller to report transactions to a publisher of natural gas price indices, but requires that any seller who chooses to do so must provide accurate information, not knowingly submit false or misleading information, or omit material information. Blanket certificate holders who violate the certificate conditions (including the code of conduct) are subject to potential suspension or revocation of the certificate. All blanket certificate sellers are subject to the regulatory risk associated with future FERC action to prescribe new conditions for transactions conducted under the certificate.

Pursuant to FERC Order No. 704, some of our operations may be required to annually report to the FERC on May 1 of each year for the previous calendar year. Order No. 704 has its genesis in the Energy Policy Act of 2005, which added section 23 of the Natural Gas Act (NGA). Section 23 of the NGA, among other things, directs FERC "to facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce, having due regard for the public interest, the integrity of those markets, and the protection of consumers." Order No. 704 requires market participants with reportable physical natural gas purchases or sales equal to or greater than 2.2 trillion British Thermal Units must comply with the reporting requirements. Reportable physical natural gas purchases include physical natural gas transactions that use an index or that contribute to or may contribute to the formation of a gas index.

The Energy Policy Act of 2005 amended the Natural Gas Act to give FERC authority to assess civil penalties to any person that violates the Natural Gas Act or any rule, regulation, restriction, condition, or order under the Act. Such penalties may be up to $1 million per day per violation. This significantly adds to the risk of FERC-regulated companies that violate the NGA or rules or orders thereunder as well as to non-regulated entities that directly or indirectly manipulate the purchase or sale of FERC-regulated natural gas or the purchase or sale of FERC-regulated transportation services. See "—Other Federal Laws and Regulations Affecting Our Industry—Energy Policy Act of 2005."

Gathering services, which occur upstream of FERC jurisdictional gas transmission services, are regulated by the states. In addition, intrastate natural gas transportation and facilities are also subject to regulation by state regulatory agencies, and certain transportation services provided by intrastate pipelines are also regulated by the FERC. The basis for regulation of intrastate natural gas transportation and gathering and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline and gathering pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors. Like the regulation of interstate transportation rates, the regulation of intrastate transportation rates affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas.

State Natural Gas Regulation. Various states, including Texas, regulate the drilling for, and the production, gathering and sale of, natural gas, including imposing severance taxes and requirements for obtaining drilling permits. States also regulate the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas resources. States may regulate rates of production and may establish maximum daily production allowables from natural gas wells based on market demand or resource conservation, or both. States do not regulate wellhead prices or engage in other similar direct economic regulation, but there can be no assurance that they will not do so in the future. The effect of these regulations may be to limit the amounts of natural gas that may be produced from our wells and to limit the number of wells or locations we can drill.

Other Federal Laws and Regulations Affecting Our Industry

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (the "EPAct 2005"). The EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EPAct 2005 amends the NGA to add an anti-manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by the FERC, and furthermore provides the FERC with additional civil penalty authority. The EPAct 2005 provides the FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increases the FERC's civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. On January 19, 2006, the FERC issued Order No. 670, a rule that implements the anti-manipulation provision of the EPAct 2005 and makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC: (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act, practice, or course of business that operates as a fraud or deceit upon any person. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of the FERC's NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Executive Officers of the Registrant

Name	Age	Position
Alan W. Barksdale	36	President, Chief Executive Officer and Director
Michael R. Uffman	37	Chief Financial Officer
Hilda D. Kouvelis	50	Chief Accounting Officer and Executive Vice President
Tommy W. Folsom	59	Executive Vice President and Director of Exploration and Production of RMR Operating, LLC

Alan W. Barksdale has been our President, Chief Executive Officer and a director since June 2011 and served as our Interim Acting Chief Financial Officer from June 2011 to August 2011. Mr. Barksdale has also served as President of Black Rock Capital, Inc., our wholly owned subsidiary, since its inception. Mr. Barksdale has also been the owner and president of The StoneStreet Group, Inc. and president and manager of StoneStreet Operating Company, LLC ("StoneStreet Operating"), advisory and management services and merchant banking firms, since 2008. Mr. Barksdale has also been the president of AWB Enterprises, Inc., a holding company that owns a percentage of StoneStreet, since November 2011. From January 2004 to April 2010, Mr. Barksdale served as a director in the Capital Markets Group of Crews & Associates, an investment banking firm. From August 2003 to October 2003, Mr. Barksdale served as an investment banker at Stephens Inc., an investment banking firm. From 2002 to 2003, Mr. Barksdale was an investment banker at Crews & Associates. Mr. Barksdale has served as the non-executive chairman of the board for Cross Border Resources, Inc., an oil and gas exploration company, since May 2012. We believe that Mr. Barksdale's experience in operating, managing, financing and investing in more than 100 wells in Louisiana, Mexico and Texas, combined with his over ten years of capital markets experience and contacts and relationships, provides our Board of Directors with management and operational direction.

In 2004, the National Association of Securities Dealers, Inc. ("NASD") alleged that Mr. Barksdale solicited an attorney to make contributions to officials of an issuer with which Stephens Inc. was engaging in municipal securities business when Mr. Barksdale was employed as an investment banker of Stephens Inc. Without admitting or denying the allegations, Mr. Barksdale entered into an acceptance, waiver and consent decree that provided for a 30-day suspension from associating with any NASD member and a $5,000 fine.

Michael R. Uffman has served as our Chief Financial Officer since November 2012. His extensive investment banking background includes years of experience advising companies on equity and debt capital markets, investor relations, and assisting in the acquisition and divestiture of assets, all in the exploration and production space. Throughout his career, Mr. Uffman has assisted clients raise more than $5 billion in the energy space. From January 2012 until December 2012, Mr. Uffman served as a Managing Director of Global Hunter Securities, LLC, a full service, natural resource focused investment banking firm. From July 2010 to December 2011, Mr. Uffman served as Director of Oil and Gas Business Development for Louisiana Economic Development, which is responsible for strengthening Louisiana's business environment and creating a more vibrant economy in the state. From May 2007 to June 2010, Mr. Uffman served as Director of Energy Investment Banking for Dahlman Rose & Company, a research-driven investment bank focused internationally on the commodity supply chain. From 2002 to 2007, Mr. Uffman served as Vice President of Energy Investment Banking at Capital One Southcoast, Inc., an energy investment banking boutique. From 2000 to 2002, Mr. Uffman served in External Audit at KPMG, LLP.

Hilda D. Kouvelis has served as our Chief Accounting Officer since February 2012 and was appointed Executive Vice President in July 2012. Ms. Kouvelis has more than 25 years of industry accounting and finance experience. From January 2005 until June 2011, she was employed with TransAtlantic Petroleum Ltd., an international oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas, serving as its Chief Financial Officer from January 2007 until April 2011 and as its Vice President from May 2007 to April 2011. She also served as its controller from January 2005 to January 2007. Prior to joining TransAtlantic Petroleum, Ms. Kouvelis served as Controller for Ascent Energy, Inc. from 2001 to 2004 and as Financial Controller for the international operations at the headquarters of PetroFina, S.A. in Brussels, Belgium from 1998 through 2000.

Tommy W. Folsom has been Executive Vice President and Director of Exploration and Production of RMR Operating, LLC, our wholly owned subsidiary, since August 2012 and served as our Executive Vice President and Director of Exploration and Production from September 2011 to August 2012. Mr. Folsom is the founder of Enerstar Resources O & G, LLC ("Enerstar"), an oil company involved in the drilling, re-completion, re-entry and acquisition of properties and leases in the United States, and has served as its President since its formation in 1994. From 1996 to August 2011, Mr. Folsom served as the Operations Manager of Murchison Oil and Gas, Inc., a privately-held independent oil and gas company engaged in the acquisition, development and production of oil and gas resources in the United States.

Item 1A. Risk Factors

Risks Related to Our Business

Our Credit Agreement contains various covenants that limit our management's discretion in the operation of our business and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement contains various covenants that restrict our ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends.

The Credit Agreement also requires us to maintain specified financial ratios. We were not in compliance with one or more of the financial ratios in the Credit Agreement at February 28, 2013 and May 31, 2013. In each case, the Lender waived the non-compliance, but the Lender may not waive future defaults. In addition, various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants and financial ratios required by the Credit Agreement and could result in an event of default under the Credit Agreement.

Amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable upon specified events of default of Borrowers, including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, a material inaccuracy of a representation or warranty, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender's security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain's Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

In the event of a default and acceleration of indebtedness under the Credit Facility, our business, financial condition and results of operations may be materially and adversely affected.

We will need to raise additional capital to fully fund our planned exploration and development activities for fiscal 2014.

We plan to spend approximately $39.5 million during fiscal 2014 to drill and complete wells or re-enter and complete wells, most of which will be spent in the Permian Basin. As of September 13, 2013, we do not have sufficient funds for our planned fiscal 2014 exploration and development activities and will need to raise between $5.0 million and $10.0 million to fully fund our fiscal 2014 development plan. If we are unable to raise these additional funds, we may be forced to curtail or suspend our planned exploration and development activities.

Our business is difficult to evaluate because we have a limited operating history.

Prior to June 2010, we had no material operations. After our June 2010 acquisition of oil and natural gas properties in Zapata County and Duval County in the onshore Gulf Coast of Texas, we began to recognize revenue from our operations. Accordingly, we have a very short financial operating history and incurred a net loss attributable to Red Mountain Resources of $12.2 million during the fiscal year ended May 31, 2013. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.

We may have difficulty managing growth in our business, which could adversely affect our financial condition and results of operations.

As a recently-formed company, growth in accordance with our business plan, if achieved, could place a significant strain on our financial, technical, operational and management resources. As we expand our activities, increase the number of projects we are evaluating or in which we participate and integrate Cross Border, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and natural gas industry, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Our producing properties are concentrated in the Permian Basin of Southeast New Mexico and West Texas, making us vulnerable to risks associated with operating in one major geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

Our producing properties are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At May 31, 2013, approximately 89% of our proved reserves were concentrated in this area. Additionally, for the fiscal year ended May 31, 2013, we derived 79% of our revenues from this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or natural gas liquids.

In addition to the geographic concentration of our producing properties described above, at May 31, 2013, approximately (i) 27% of our proved reserves were attributable to the Brushy Canyon formation in the Madera Prospect, (ii) 15% of our proved reserves were attributable to the San Andres formation in the Tom Tom Prospect and (iii) 15% of our proved reserves were attributable to the Bone Spring formation in the Lusk Prospect. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. These factors include the following:

●	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

●	the price and quantity of imports of foreign oil and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state-controlled oil companies relating to oil and natural gas price and production control;

●	political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;

●	the level of global oil and natural gas inventories;

●	localized supply and demand fundamentals;

●	the availability of refining capacity;

●	price and availability of transportation and pipeline systems with adequate capacity;

●	weather conditions and natural disasters;

●	governmental regulations;

●	speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;

●	price and availability of competitors' supplies of oil and natural gas;

●	energy conservation and environmental measures;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels and energy sources; and

●	domestic and international drilling activity.

Declines in oil and natural gas prices may materially adversely affect our financial condition, liquidity, and ability to finance planned capital expenditures and results of operations and may reduce the amount of oil and natural gas that we can produce economically. There can be no assurance that the prices of oil and natural gas will increase in the future. If oil and natural gas prices decline, (i) our net cash flow attributable to current production will decline, (ii) our exploration and development activity may decline as some investments may become uneconomic and are either delayed or eliminated, and (iii) the value of proved developed producing reserves and proved undeveloped reserves could decline. It is impossible to predict future oil and natural gas price movements, and declines in oil and natural gas prices could have a material adverse effect on our liquidity and financial condition.

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

We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

●	the timing and amount of capital expenditures;

●	the operators' expertise and financial resources;

●	the approval of other participants in drilling wells; and

●	the selection of suitable technology.

As a result of any of the above or an operator's failure to act in ways that are in our best interest, our allocated production revenues and results of operations could be adversely affected.

We could suffer the loss of all or part of the expenses that we prepay to the operators of our properties.

We may be required prepay to the operators of our properties our contractual share of acreage, geophysical and geological costs and other up-front expenses, and drilling and completion costs, on a well-by-well basis. Once a prepayment is made, the operator is under no requirement to keep such funds segregated from funds received by other working interest owners. As a result of any prepayment, we would become a general unsecured creditor of the operator and, therefore, could suffer the loss of all or part of the amount prepaid in the event that an operator has financial difficulties, liens are placed against the operator's assets or the operator files for bankruptcy.

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

Our future financial condition and results of operations will depend on the success of our acquisition, exploitation, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially productive oil or natural gas reservoirs. Our decisions to acquire, explore, develop or otherwise exploit drilling locations or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. In addition, our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel our scheduled drilling projects, including the following:

●	shortages of or delays in obtaining equipment and qualified personnel;

●	facility or equipment malfunctions;

●	unexpected operational events;

●	pressure or irregularities in geological formations;

●	adverse weather conditions, such as flooding;

●	reductions in oil and natural gas prices;

●	delays imposed by or resulting from compliance with regulatory requirements;

●	proximity to and capacity of transportation facilities;

●	title problems;

●	limitations in the market for oil and natural gas; and

●	costs and availability of drilling rigs, equipment, supplies, personnel and oilfield services.

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

The calculation of reserves and estimating reserves are inherently imprecise. The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment and the assumptions used regarding the quantities of recoverable oil and natural gas and the future prices of oil and natural gas. Petroleum engineers consider many factors and make many assumptions in estimating reserves. Those factors and assumptions include, but are not limited to, the following: historical production from the area compared with production rates from similarly situated producing areas; the effects of governmental regulation; assumptions about future commodity prices, production and taxes; the availability of enhanced recovery techniques; and relationships with landowners, working interest partners, pipeline companies and others.

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

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities of reserves and amount of PV-10 and standardized measure that we may report. In addition, we may adjust estimates of proved reserves and amount of PV-10 and standardized measure to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control. Moreover, there can be no assurance that our reserves will ultimately be produced or that our proved undeveloped reserves will be developed within the periods anticipated. Any significant variance in the assumptions could materially affect the estimated quantity of our reserves and amount of PV-10 and standardized measure.

Investors should not assume that the PV-10 of our proved reserves is the current market value of our estimated oil and natural gas reserves. PV-10 is based on prices and costs in effect on the date of the estimate. Actual future prices, costs, and the volume of produced reserves may differ materially from those used in the PV-10 estimate.

Approximately 46% of our total estimated proved reserves as of May 31, 2013 were classified as proved undeveloped and may not be ultimately developed or produced.

As of May 31, 2013, approximately 46% of our total estimated proved reserves were undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The future drilling of proved undeveloped reserves is highly dependent upon our ability to fund our capital expenditures, which we estimate will be approximately $39.5 million for fiscal 2014. We cannot be sure that these estimated costs are accurate, and we may be unable to obtain sufficient capital. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

We could lose leases on certain of our properties unless production is established and maintained on units containing the acreage or the leases are extended.

Oil and natural gas leases generally must be drilled before the end of the lease term or the leaseholder will lose the lease and any capital invested therein. In addition, leases may also be lost due to legal issues relating to the ownership of leases. Any delays in drilling or legal issues causing us to lose leases on properties could have a material adverse effect on our results of operations and reserve growth.

At May 31, 2013, of our total undeveloped leasehold acreage, 24.4% is currently not held by production and will expire during fiscal 2015 or fiscal 2016 unless production in paying quantities is established and maintained on units containing these leases during their primary terms or we obtain extensions of the leases. If our leases expire, we will lose our right to develop the related properties.

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

Our operations could be impacted by burdens and encumbrances on title to our properties.

Our leasehold acreage may be subject to existing oil and natural gas leases, liens for current taxes and other burdens, including other mineral encumbrances and restrictions customary in the oil and natural gas industry, that should not materially interfere with the use or otherwise affect the value of such properties. However, we cannot guarantee that we have or will have clear and unobstructed title to leases or other rights assigned to us. We also cannot guarantee that the mineral encumbrances and restrictions mentioned above will not materially interfere with the use of or affect the value of leasehold acreage. Any cloud on the title of the working interests, leases and other rights owned by us could have a material adverse effect on our operations.

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

We are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities, including hydraulic fracturing. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Hydraulic fracturing activities, which we estimate will represent approximately 40% of our forecasted development costs for fiscal 2014, has been particularly scrutinized. New York, for example, recently issued a moratorium currently in effect on the issuance of permits for inland drilling and completion activities. Subject to an Executive Order issued by Governor Paterson on December 13, 2010, the New York Department of Environmental Conservation will not issue permits for drilling and completion activities until it completes a final environmental impact study following public comment. To our knowledge, Texas is not currently considering such a measure. In addition, on May 17, 2012, the Governor of Vermont signed a bill banning hydraulic fracturing in the state of Vermont. To date, Vermont is the first and only state to ban hydraulic fracturing. If we are unable to obtain the necessary permits for our operations, it could have a material adverse effect on our results of operations and profitability.

Our operations are subject to hazards inherent in the oil and natural gas industry.

We implement hydraulic fracturing in our operations, a process involving the injection of fluids — usually consisting mostly of water but typically including small amounts of several chemical additives — as well as sand in order to create fractures extending from the wellbore through the rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Risks inherent to our industry include the potential for significant losses associated with damage to the environment. Equipment design or operational failures, or vehicle operator error can result in explosions and discharges of toxic gases, chemicals and hazardous substances, and, in rare cases, uncontrollable flows of natural gas or well fluids into environmental media, as well as personal injury, loss of life, long-term suspension or cessation of operations and interruption of our business and/or the business or livelihood of third parties, damage to geologic formations, environmental media and natural resources, equipment and/or facilities and property. In addition, we use and generate hazardous substances and wastes in our operations and may become subject to claims relating to the release of such substances into the environment. In addition, some of our current properties could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury and/or property damage. These conditions could expose us to liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages and could materially impair our profitability, competitive position or viability. Depending on the frequency and severity of such liabilities or losses, it is possible that our operating costs, insurability and relationships with employees and regulators could be materially impaired.

Our business and operations may be adversely affected by regulations affecting the oil and natural gas industry.

Our business and operations are subject to and impacted by a wide array of federal, state, and local laws and regulations on the exploration for and development, production, and marketing of oil and natural gas, the operation of oil and natural gas wells, taxation, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. From time to time, regulatory agencies have imposed price controls and limitations on production in order to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation and disposal of oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations.

Currently, federal regulations provide that drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas are exempt from regulation as "hazardous waste." From time to time, legislation has been proposed to eliminate or modify this exemption. Should the exemption be modified or eliminated, wastes associated with oil and natural gas exploration and production would be subject to more stringent regulation. On the federal level, operations on our properties may be subject to various federal statutes, including the Natural Gas Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Clean Air Act, the Federal Water Pollution Control Act and the Oil Pollution Act, as well as by regulations promulgated pursuant to these actions.

These regulations may subject us to increased operating costs and potential liability associated with the use and disposal of hazardous materials. These laws and regulations may have a material adverse effect on our financial condition and results of operations as there can be no assurance that we will not be required to make material expenditures in the future. Moreover, the technical requirements of these laws and regulations are becoming increasingly stringent, complex and costly to implement. The high cost of compliance with applicable regulations may cause us to limit or discontinue our operation and development activities.

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

Production of oil and natural gas could be materially and adversely affected by natural disasters or severe weather. Weather related risks include earthquakes, hurricanes and other adverse weather and environmental conditions. The occurrence of one or more of these events could result in a decrease in production of oil and natural gas. Repercussions of natural disasters or severe weather conditions may include:

●	evacuation of personnel and curtailment of operations;

●	damage to drilling rigs or other facilities, resulting in suspension of operations;

●	inability to deliver materials to worksites; and

●	damage to pipelines and other transportation facilities.

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

The oil and natural gas business generally, and our operations specifically, are subject to certain operating hazards such as:

●	accidents resulting in serious bodily injury and the loss of life or property;

●	liabilities from accidents or damage by our equipment;

●	well blowouts;

●	cratering (catastrophic failure);

●	explosions;

●	uncontrollable flows of oil, natural gas or well fluids;

●	abnormally pressurized formations;

●	fires;

●	reservoir damage;

●	oil spills;

●	pollution and other damage to the environment; and

●	releases of toxic gas.

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

President Obama's proposed Fiscal Year 2014 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of the current deduction for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in United States federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and natural gas exploration and development, which could have a material adverse effect on our business, financial condition, operations and cash flows.

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

In addition, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. On November 3, 2011, the EPA released its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources. The study will include both analysis of existing data and investigative activities designed to generate future data. The EPA issued a progress report in December 2012, and expects to release a final report for public comment and peer review in 2014. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. On August 16, 2012, the EPA published final rules under the CAA that, among other things, imposed NSPS for completions of hydraulically fractured natural gas wells, requiring the use of reduced emission completion techniques.

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

For example, on February 11, 2013, the BLM accepted a remediation plan submitted by Cross Border for its Tom Tom and Tomahawk fields. Pursuant to the remediation plan, Cross Border expects to spend $2.1 million during fiscal 2014 and 2015 to correct environmental issues on these fields.

In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent, for example, than the regulation of GHG emissions under the federal CAA, or state or regional regulatory programs. Regulation of GHG emissions by the EPA, or various states in the United States in areas in which we conduct business, could have an adverse effect on our operations and demand for our oil and natural gas production. Moreover, the EPA has shown a general increased scrutiny on the oil and gas industry through its GHG, CAA and SDWA regulations.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The final rule establishes a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. During the first phase, ending December 31, 2014, owners and operators of gas wells must either flare their emissions or use emissions reduction technology called "green completions" technologies already deployed at wells. On or after January 1, 2015, all newly fractured gas wells will be required to use green completions. Controls for certain storage vessels and pneumatic controllers may phase-in over one year beginning on the date the final rule is published in the Federal Register, while certain compressors, dehydrators and other equipment must comply with the final rule immediately or up to three years and 60 days after publication of the final rule, depending on the construction date and/or nature of the unit. We continue to evaluate the EPA's final rule, as it may require changes to our operations, including the installation of new emissions control equipment. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. These new requirements may result in increased operating and compliance costs, increased regulatory burdens and delays in our operations.

The EPA's implementation of climate change regulations could result in increased operating costs and reduced demand for our oil and natural gas production.

Although federal legislation regarding the control of emissions of GHGs, for the present, appears unlikely, the EPA has been implementing regulatory measures under existing CAA authority and some of those regulations may affect our operations. GHGs are certain gases, including carbon dioxide, a product of the combustion of natural gas, and methane, a primary component of natural gas, that may be contributing to the warming of the Earth's atmosphere, resulting in climatic changes. These GHG regulations could require us to incur increased operating costs and could have an adverse effect on demand for our oil and natural gas production.

On June 3, 2010, the EPA published its so-called GHG tailoring rule that will phase in federal prevention of significant deterioration permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. Those permitting provisions, should they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and we could incur additional costs to satisfy those requirements. In October 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. Finally, on March 27, 2012, the EPA issued a proposed rule establishing carbon pollution standards for new fossil-fuel-fired electric utility generating units. The proposed rule underwent an extended public comment process, which concluded on June 25, 2012. The EPA is presently evaluating the public comments and is expected to issue a final rule at a later date. The EPA plans to implement GHG emissions standards for refineries at a later date.

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

We have identified material weaknesses in our internal control over financial reporting as of May 31, 2013 relating primarily to the (i)  lack of sufficient accounting expertise to appropriately apply GAAP for complex or non-recurring transactions; (ii) lack of appropriate accounting personnel to properly design and implement internal control procedures over financial reporting; (iii) lack of sufficient review of accounting schedules to properly prevent and detect errors associated with accrued revenue and oil and natural gas sales; and (iv) lack of segregation of duties surrounding the cash disbursements process of a significant subsidiary. Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the market price of our securities could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

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

We depend to a large extent on the services of our officers, including Alan Barksdale, our President and Chief Executive Officer, Michael Uffman, our Chief Financial Officer, Hilda Kouvelis, our Chief Accounting Officer, and Tommy Folsom, Executive Vice President and Director of Exploration and Production for RMR Operating. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. Although we have employment agreements with Ms. Kouvelis and Mr. Folsom, we do not currently have an employment agreement with Messrs. Barksdale or Uffman and they are free to terminate their employment with us at any time and compete with us immediately thereafter. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any management personnel. Our success will be dependent on our ability to continue to retain and utilize skilled technical personnel.

Our officers and directors are engaged in other business activities and conflicts of interest may arise in their daily activities which may not be resolved in our favor.

Various actual and potential conflicts of interest may exist between us and our officers and directors. Our officers and directors have other business interests to which they devote their attention, and we expect they will continue to do so, although our officers will devote the majority of their business time to our affairs. As a result, conflicts of interest or potential conflicts of interest may arise from time to time that can be resolved only through the officers or directors exercising such judgment as is consistent with fiduciary duties to their other business interests and to us. These conflicts of interest may not be resolved in our favor.

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

Our operations and the oil and gas industry may be materially adversely impacted by domestic and foreign acts of terrorism and war.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response to such actions, may cause instability in the global financial and energy markets. Terrorism, the wars in Iraq and Afghanistan, political instability in Northern Africa and the Middle East and other sustained military campaigns could adversely affect us and the market price of oil and natural gas in unpredictable ways, or the possibility that the infrastructure on which the operators developing mineral properties rely could be a direct target or an indirect casualty of an act of terror. Any of these conditions could have a material adverse effect on our operations.

Risks Related to Our Common Stock

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.

The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. Other factors that may affect the market price of our common stock include:

●	actual or anticipated fluctuations in our quarterly results of operations;

●	liquidity;

●	sales of common stock by our stockholders;

●	changes in oil and natural gas prices;

●	changes in our cash flow from operations or earnings estimates;

●	publication of research reports about us or the oil and natural gas exploration and production industry generally;

●	competition for, among other things, capital, acquisition of reserves, undeveloped land and skilled personnel;

●	increases in market interest rates which may increase our cost of capital;

●	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

●	changes in market valuations of similar companies;

●	adverse market reaction to any indebtedness we incur in the future;

●	additions or departures of key management personnel;

●	actions by our stockholders;

●	commencement of or involvement in litigation;

●	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry;

●	speculation in the press or investment community regarding our business;

●	political conditions in oil and natural gas producing regions;

●	general market and economic conditions; and

●	domestic and international economic, legal and regulatory factors unrelated to our performance.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Our common stock is traded on the OTCQB, which is subject to greater volatility than a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.

Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Any volatility or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management's attention and resources, which could negatively affect our financial results.

Offers or availability for sale of a substantial number of shares of our common stock by our shareholders may cause the market price of our common stock to decline.

On May 3, 2013, we filed a resale shelf registration statement on a Form S-3 covering 15,438,805 shares of common stock with the SEC. The ability of our shareholders to sell shares of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), could create a circumstance commonly referred to as an "overhang," which could cause the market price of our common stock to fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through future sales of equity or equity-related securities at a time and price that we deem reasonable or appropriate. Additionally, we filed a universal shelf registration statement on Form S-3 on January 17, 2013, registering the possible issuance of $150.0 million of common stock, preferred stock, warrants and debt securities. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect the market price of our common stock. In addition, these sales may be dilutive to existing shareholders.

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

We do not intend to pay dividends on our common stock in the future.

We have not paid dividends on our common stock and do not intend to pay dividends in the foreseeable future. The payment of cash dividends on our common stock in the future will be dependent on our revenues and earnings, if any, capital requirements and general financial condition and will be entirely within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain earnings, if any, to fund our future growth, and there is no assurance we will ever pay dividends on our common stock in the future. As a result, any gain holders of our common stock will realize will result solely from the appreciation of such common stock.

As of August 31, 2013, we had 476,687 shares of Series A Preferred Stock outstanding, and our articles of incorporation permit us to issue additional preferred stock, which could diminish the rights of holders of our common stock and restrict a takeover attempt that you may favor.

As of August 31, 2013, we had 476,687 shares of Series A Preferred Stock outstanding, and our articles of incorporation, as amended, authorizes the issuance of additional shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our Board of Directors. The Series A Preferred Stock and any additional preferred stock may be issued on terms that are unfavorable to the holders of our common stock, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon our liquidation and the designation of conversion rights that entitle holders of our preferred stock to convert their shares into our common stock on terms that are dilutive to holders of our common stock. The issuance of preferred stock in future offerings may make a takeover or change in control of us more difficult.

Because we are quoted on the OTC Bulletin Board instead of an exchange or national quotation system, our investors may have more difficulty selling their stock or may experience negative volatility in the market price of our stock.

Our common stock is traded on the OTCQB, which is subject to greater volatility than a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our common stock. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Trading in our common stock has been limited, and our stock price could potentially be subject to substantial fluctuations.

Trading in our common stock has been limited. Historically, our common stock price has been affected substantially by a relatively modest volume of transactions and could be again so affected. If our common stock price falls, our stockholders may not be able to sell their shares when desired or at desirable prices.

Our common stock is subject to penny stock regulation.

Our common stock is subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule, which set forth certain requirements for transactions in penny stocks. The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the SEC. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.

FINRA Sales Practice requirements may also limit a stockholder's ability to buy and sell our common stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority ("FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability of the holders of our common stock to buy and sell their shares and have an adverse effect on the market for our common stock.

Risks Related to Our Series A Preferred Stock

The Series A Preferred Stock does not have an established trading market, which may negatively affect its market value and the ability to transfer or sell shares.

The Series A Preferred Stock does not have an established trading market, which may limit the ability of holders of Series A Preferred Stock to sell shares. We intend to apply to list the Series A Preferred Stock on a national securities exchange prior to April 30, 2014. An active trading market for the shares may not develop or, even if it develops, may not last, in which case the trading price of the shares could be adversely affected and the ability to transfer shares will be limited.

The market value of the Series A Preferred Stock could be adversely affected by various factors.

The trading price of the Series A Preferred Stock may depend on many factors, including, without limitation:

●  market liquidity;

●  prevailing interest rates;

●  the market for similar securities;

●  general economic conditions;

●  the sale of additional shares of Series A Preferred Stock;

●  our financial condition, performance and prospects; and

●  our issuance of additional preferred equity or debt securities.

For example, higher market interest rates could cause the market price of the Series A Preferred Stock to decrease. The foregoing factors, among others, may affect the trading price of the Series A Preferred Stock, as well as limit the trading market and restrict ability of investors in the Series A Preferred Stock to transfer their shares.

We could be prevented from paying cash dividends on the Series A Preferred Stock.

Although dividends on the Series A Preferred Stock are cumulative and arrearages will accrue until paid, holders of shares of Series A Preferred Stock will only receive cash dividends on the Series A Preferred Stock when, as and if declared by our Board of Directors, and if we have funds legally available for the payment of dividends under Florida law and such payment is not restricted or prohibited by law or the terms of any of our agreements, including the documents governing our indebtedness. Pursuant to the terms of our Credit Agreement, we may pay cash dividends on the Series A Preferred Stock so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement. Future debt, contractual covenants or arrangements that we may enter into in the future may also restrict or prevent future dividend payments.

The payment of any future dividends will be determined by our Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements, restrictions or prohibitions in current or future agreements, business conditions and other factors affecting us as a whole. Accordingly, there is no guarantee that we will be able to pay any dividends on the Series A Preferred Stock.

The Series A Preferred Stock has not been rated and our payment obligations with respect to the shares of Series A Preferred Stock will be effectively subordinated to all of our existing and future debt.

The Series A Preferred Stock has not been rated by any nationally recognized statistical rating organization. In addition, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock will be subordinated to all of our existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock. As of September 12, 2013, our total outstanding indebtedness was approximately $16.3 million.

We may incur additional indebtedness in the future to finance acquisitions or the development of properties, and the terms of the Series A Preferred Stock do not require us to obtain the approval of the holders of the Series A Preferred Stock prior to incurring additional indebtedness. As a result, our existing and future indebtedness may be subject to restrictive covenants or other provisions that may prevent or otherwise limit our ability to make dividend or liquidation payments on the Series A Preferred Stock. Upon our liquidation, our obligations to our creditors would rank senior to the Series A Preferred Stock and would be required to be paid before any payments could be made to holders of the Series A Preferred Stock.

Holders of Series A Preferred Stock have extremely limited voting rights.

Except as expressly stated in the amendment to our articles of incorporation governing the Series A Preferred Stock, holders of Series A Preferred Stock do not have any relative, participating, optional or other special voting rights and powers and their approval is not required for the taking of any corporate action. For example, the approval of holders of Series A Preferred Stock is not required to elect members to our Board of Directors (except for a limited right to elect two directors upon a dividend default, or one director upon a listing default), or for any merger or consolidation in which we are involved or sale of all or substantially all of our assets, except to the extent that such transaction materially adversely changes the express powers, preferences, rights or privileges of the holders of Series A Preferred Stock. None of the provisions relating to the Series A Preferred Stock contains any provisions affording the holders of the Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, that might adversely affect the holders of the Series A Preferred Stock, so long as the terms and rights of the holders of Series A Preferred Stock are not materially and adversely changed.

The issuance in future offerings of preferred stock may adversely affect the value of the Series A Preferred Stock.

Our articles of incorporation, as amended, currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our Board of Directors, including up to 1,200,000 shares of Series A Preferred Stock. We may offer for sale additional shares of Series A Preferred Stock in the future. Accordingly, we may issue additional shares of Series A Preferred Stock and/or stock that ranks on parity with the Series A Preferred Stock ("Parity Stock") or, with the consent of the holders of the Series A Preferred Stock, stock that ranks senior to the Series A Preferred Stock ("Senior Stock"). The issuance of Series A Preferred Stock, Parity Stock or Senior Stock would dilute the interests of the holders of Series A Preferred Stock, and any issuance of Senior Stock could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to "qualified dividend income."

We may not have sufficient current or accumulated earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock (or our common stock should we determine to pay distributions on it) to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders that are corporations would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to "qualified dividend income." If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to "qualified dividend income" because of insufficient current or accumulated earnings and profits, it is possible that a U.S holder that is a corporation could recognize capital gain income upon receipt of a distribution or upon disposition of shares of Series A Preferred Stock. Because of the way corporations are taxed on capital gain income, such capital gains, absent offsetting capital losses, would be effectively taxed to a corporate owner of our preferred stock (or common stock) at then current ordinary income tax rates.

The Series A Preferred Stock is not convertible.

The Series A Preferred Stock accrues dividends at a fixed rate and is not convertible into shares of our common stock. Accordingly, the market value of the Series A Preferred Stock may depend on dividend and interest rates for other preferred stock, debt securities and other investment alternatives, and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series A Preferred Stock. Moreover, the mandatory redemption of Series A Preferred Stock on July 15, 2018 or upon a "change of control," or our optional right to redeem the Series A Preferred Stock on or after July 15, 2014, could impose a ceiling on its value.

We may not be able to comply with the financial covenant for the Series A Preferred Stock.

We are required to have an asset coverage ratio of 2.0 or greater as of the date of any issuance of additional debt (excluding borrowings under the Credit Facility or any revolving credit facility in replacement thereof) Series A Preferred Stock, Senior Stock or Parity Stock (the "Financial Covenant"). If we fail to comply with the Financial Covenant, the dividend rate will be increased to 12.0%. Future debt arrangements that we enter into in the future may inhibit our ability to comply with the Financial Covenant, as well as also restrict or limit our ability to make future dividend payments.

We may not be able to comply with the listing covenant for the Series A Preferred Stock, and listing on a national securities exchange does not guarantee a market for the Series A Preferred Stock.

We intend to apply to list the shares of the Series A Preferred Stock on a national securities exchange prior to April 30, 2014, as required by the terms of the Series A Preferred Stock. A national securities exchange may decline our application to be listed on such exchange. Further, our identification of certain material weaknesses in our internal control over financial reporting may make it more difficult to qualify for listing on a national securities exchange.

In the event we fail to list the Series A Preferred Stock on a national securities exchange prior to April 30, 2014, the dividend rate specified shall be increased by one-half percent per calendar quarter, up to a rate not to exceed 12.0%, until such listing occurs. Even if a national securities exchange approves the Series A Preferred Stock for listing, an active trading market for the Series A Preferred Stock may not develop or, if it does develop, may not last, in which case the market price of the Series A Preferred Stock could be materially and adversely affected.

Additionally, once the Series A Preferred Stock is listed on a national securities exchange, we are required to maintain the listing of the Series A Preferred Stock on such exchange. In the event we fail to maintain such listing for 180 consecutive days, then, until such failure is cured, (i) the dividend rate will increase, and (ii) the holders of Series A Preferred Stock have the right to elect one director to our Board of Directors. A national securities exchange could delist the Series A Preferred Stock, which may result in a listing default.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our Properties

Currently, our oil and natural gas properties are concentrated in the Permian Basin, the onshore Gulf Coast of Texas, Southwest New Mexico and Kansas. The Permian Basin covers an area approximately 250 miles wide and 300 miles long in West Texas and Southeast New Mexico. The Permian Basin is one of the most prolific onshore oil and natural gas producing regions in the United States. It is characterized by an extensive production history, mature infrastructure, long reserve life and hydrocarbon potential in multiple producing formations. Our primary operations in the onshore Gulf Coast are in conventional fields that produce primarily from the Wilcox formation in Zapata and Duval Counties of Texas.

The following map shows the location of our core properties as of May 31, 2013.

Summary of Geographic Areas of Operations

The following table sets forth summary estimated reserve information attributable to our principal geographic areas of operations as of May 31, 2013. The following table includes reserves represented by the 17% of Cross Border not owned by us.

	PDP		PDNP		PUD		Total
	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas (MMcf)	Oil (MBbls)	Natural Gas(MMcf)	Oil (MBbls)	Natural Gas(MMcf)
Permian Basin	864	2,741	150	193	1,304	2,041	2,318	4,975
Onshore Gulf Coast	3	2,257	―	129	―	―	3	2,386
Total	867	4,998	150	322	1,304	2,041	2,321	7,361

Permian Basin

The following description of our properties in the Permian Basin is presented as of May 31, 2013.

Madera Prospect. The Madera Prospect consists of 2,545 gross (1,132 net) acres in Lea County, New Mexico. Our interests in the Madera Prospect include 7 gross (3.5 net) producing wells with an average working interest of 49.7% and an average net revenue interest of 38.8%. This acreage includes acreage acquired through an agreement with Chevron in January 2013 to sell ownership in our then existing acreage and associated wells in exchange for ownership in Chevron’s adjoining acreage and associated wells in order to more efficiently develop the prospect. RMR Operating is the operator of the Madera Prospect.

We drilled and completed our first horizontal well, the Madera 24 Federal 2H, on the Madera Prospect in January 2012. The well was drilled to a vertical depth of 9,028 feet and a lateral length of 4,620 feet in the Brushy Canyon reservoir and initially produced at a rate of 1,043 Boe/d, comprised of 86% oil. As of May 31, 2013, the Madera 24 Federal 2H well has produced over 111 MBoe, of which 77% was oil. A portion of the other working interest owners elected not to participate in the drilling and completion of the Madera 24 Federal 2H well. As a result, we increased our ownership to an 80.1% working interest (60.1% net revenue interest). Our ownership will revert to a 23.3% working interest (17.5% net revenue interest) when we recover an amount equal to 300% of the costs to drill and complete the well plus operating costs through that date.

We commenced drilling our second horizontal well in the Madera Prospect, the Madera 24 Federal 3H, on February 6, 2013. This well is located just to the west of the Madera 24 Federal 2H well. We are the operator of the well and own a 33% working interest and 25% net revenue interest. At May 31, 2013, we had finished drilling and completing the well. The initial production rate from the Madera 24 Federal 3H well was 1,491 Boe/d, of which 81% was oil. The well has a total measured depth of 13,570 feet, including a true vertical depth of 9,062 feet and a lateral length of 4,508 feet. At May 31, 2013, the well was still producing and permanent production facilities were under construction. The Madera Prospect contains an additional 4 proved undeveloped locations (1.7 net) that target the Brushy Canyon reservoir.

As of May 31, 2013, the Madera Prospect had estimated proved reserves of 1,015 MBoe, of which 690 MBoe were proved undeveloped, and had net daily average production for the month of May 2013 of 76 Boe/d, of which 66% was oil. Production from the Madera 24 Federal 2H well was shut in during May 2013 for the completion of the Madera 24 Federal 3H well.

Pawnee Prospect. We own oil and natural gas interests in 1,575 gross (1,445 net) acres in the Pawnee Prospect in Lea County, New Mexico. The six gross and net producing wells have an average working interest of 100% and an average net revenue interest of 75%. This acreage targets the Tansill, Yates and Delaware formations. RMR Operating is the operator of the Pawnee Prospect. We have a total of six gross and net productive wells on the Pawnee Prospect, four of which we acquired in December 2011 in exchange for the assumption of the plugging liability. We drilled two wells on the Pawnee Prospect during fiscal 2012. We completed the Big Brave State #1 well in January 2012 and the Good Chief State #1 well in December 2011, with initial production rates of 52 Boe/d and 28 Boe/d, respectively, consisting of substantially all oil production. Both wells are marginal producers, and we plan to evaluate the wells for potential conversion to salt water disposal wells. As of May 31, 2013, the Pawnee Prospect had estimated proved reserves of 3 MBoe and had net daily average production sold for the month of May 2013 of 8 Boe/d, all of which was oil production.

Cowden Lease. We own oil and natural gas interests in 760 gross (740 net) acres plus 48 acres of surface property in the Cowden Lease in Ector County, Texas. There are 19 gross (18.0 net) producing wells on the Cowden Lease with an average working interest of 94.7% and an average net revenue interest of 72.7%. The Cowden Lease is held by production. RMR Operating is the operator of the Cowden Lease. The Cowden Lease is located between the Harper and Donnelly San Andres fields on the Central Basin Platform and produces from the Grayburg and San Andres formations. It has three proved undeveloped drilling locations (three net wells). As of May 31, 2013, the Cowden Lease had estimated proved reserves of 100 MBoe, of which 76 MBoe were proved undeveloped, and had net daily average production sold for the month of May 2013 of 9 Boe/d, all of which was oil production.

Shafter Lake Lease. We own oil and natural gas interests in 322 gross (187 net) acres within the Shafter Lake San Andres field in Andrews County, Texas. The Shafter Lake Lease is horizontally severed at 4,520 feet and is held by production. We own all rights from the surface of the land to approximately 4,520 feet below the surface of the land. RMR Operating is the operator of the Shafter Lake Lease. There are three proved undeveloped locations on these leases (1.7 net wells) which target the Grayburg and San Andres formations. We hold a 58.1% working interest and a 39.7% net revenue interest in this acreage. As of May 31, 2013, our Shafter Lake Lease had estimated proved reserves of 66 MBoe, all of which were proved undeveloped, and no production.

Martin Lease. We own oil and natural gas interests in 351 gross (209 net) acres in Andrews County, Texas. The Martin Lease is horizontally severed at 5,000 feet and is held by production. We own the deep rights from 5,000 feet below the surface of the land. The target horizons on the Martin Lease are the Clearfork, Grayburg and San Andres formations. We own a 100% working interest and a 75% net revenue interest. As of May 31, 2013, our Martin Lease had no proved reserves or production. In the event we elect to perform operations on this property, RMR Operating will be the operator.

East Ranch and West Ranch Prospects. We own oil and natural gas interests in 1,425 gross and net acres in Pecos County, Texas. There are multiple target horizons in this prospect. We own a 100% working interest and an 80% net revenue interest, and RMR Operating is the operator. As of May 31, 2013, neither the East Ranch nor West Ranch Prospect had proved reserves or production.

Jackson Bough C Prospect. We own oil and natural gas interests in 320 gross (200 net) acres in Lea County, New Mexico. There are multiple target horizons in this prospect. We own a 100% working interest and an 80% net revenue interest, and RMR Operating is the operator. As of May 31, 2013, the Jackson Bough C Prospect had no proved reserves or production.

Tom Tom Area. Cross Border owns oil and natural gas interests in approximately 8,300 gross (6,200 net) acres in the Tom Tom and Tomahawk fields in Chaves and Roosevelt Counties, New Mexico. Cross Border is the operator of these leases. The target formation in the area is the San Andres reservoir, which is productive across the trend with the Cato field to the west and the Chaveroo field to the east. There are 66 gross wells (52.3 net) in the acreage, with an average working interest of 78% and an average net revenue interest of 65%. As of May 31, 2013, the Tom Tom area had estimated proved reserves of 518 MBoe, of which 93 MBoe were proved developed non-producing and 357 MBoe were proved undeveloped. The area had net daily average production sold for the month of May 2013 of 14 Boe/d, all of which was oil production.

On February 11, 2013, the BLM accepted a remediation plan submitted by Cross Border for its Tom Tom and Tomahawk fields. Pursuant to the remediation plan, Cross Border expects to spend $2.1 million during fiscal 2014 and 2015 to correct environmental issues on these fields.

We commenced a 10-well workover program in May 2013 to re-enter existing wells, clean out the wellbores, open unperforated pay, and increase pump efficiency. We have identified 12 wells (7.2 net) with proved developed non-producing reserves. Additionally, there are 14 proved undeveloped locations (10.6 net) that target the San Andres formation.

Non-Operated. Cross Border owns non-operated, oil and natural gas interests in 321,253 gross (19,473 net) acres in Chaves, DeBaca, Eddy, Lea and Roosevelt Counties, New Mexico of the Permian Basin. Current development of this acreage is focused on prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play, which encompasses approximately 4,390 square miles across both New Mexico and Texas. Other non-operated development targets include the Queen, Grayburg, San Andres, Yeso, and Abo reservoirs. Our operating partners, which include Apache Corporation, Mewbourne Oil Company, COG Operating LLC, Alamo Permian Resources, LLC, LRE Operating, LLC, Oxy USA Inc. and Devon Energy Production Company, LP, have significant footprints within these plays and are seeking to add to those footprints through lease and corporate acquisitions. As of May 31, 2013, this non-operated acreage had estimated proved reserves of 1,445 MBoe and had net daily average production sold for the month of May 2013 of 528 Boe/d, 72% of which was oil.

Onshore Gulf Coast

The following is a description of our properties in the onshore Gulf Coast as of May 31, 2013.

Villarreal Prospect. The Villarreal Prospect covers 1,099 gross (154 net) acres in Zapata County, Texas. We own an average working interest of 13.9% and an average net revenue interest of 10.5% in this acreage. We have 13 gross wells on the prospect producing from the Wilcox formation (1.8 net wells). In August 2012, ConocoPhillips Company, the operator, drilled and completed the Villarreal #2 well, which had an initial production rate of 2,567 Mcf/d (428 Boe/d). As of May 31, 2013, the Villarreal Prospect had estimated proved reserves of 295 MBoe and had net daily average production sold for the month of May 2013 of 192 Boe/d, all of which was natural gas.

Frost Bank Prospect. The Frost Bank Prospect covers 998 gross (521 net) acres in Duval County, Texas. We own an average working interest of 56.3% and an average net revenue interest of 42.2% in this acreage. There are five gross wells on the Frost Bank Prospect (2.8 net wells) producing from the Wilcox formation. RMR Operating is the operator of the Frost Bank Prospect. As of May 31, 2013, the Frost Bank Prospect had estimated proved reserves of 25 MBoe, of which 22 MBoe were proved developed non-producing, and had net daily average production sold for the month of May 2013 of 6 Boe/d, all of which was natural gas.

Peal Ranch Prospect. We own oil and natural gas interests in 1,888 gross (354 net) acres in the Peal Ranch Prospect in Duval County, Texas. There are 12 gross (2.7 net) wells producing from the Wilcox formation. These wells share common gas processing facilities with the Frost Bank wells. The Peal Ranch Prospect is operated by White Oak Operating Company LLC. As of May 31, 2013, the Peal Ranch Prospect had proved reserves of 65 MBoe, all of which were proved developed producing. The prospect had net daily average production sold for the month of May 2013 of 31 Boe/d, 95% of which was natural gas.

Resendez and La Duquesa Prospect. The Resendez and La Duquesa Prospect covers 240 gross acres (143 net) in Zapata County, Texas. There are four wells (3.2 net wells) on the acreage, two of which are producing from the Wilcox formation and two of which are shut-in. We own a 81.5% working interest and a 61.1% net revenue interest in the Resendez wells and a 81.3% working interest and a 61.0% net revenue interest in the La Duquesa well. RMR Operating is the operator of these wells. As of May 31, 2013, the Resendez and La Duquesa Prospect had estimated proved reserves of 12 MBoe and had net daily average production sold for the month of May 2013 of 15 Boe/d, all of which was natural gas.

Southwest New Mexico

Cross Border owns 536,340 gross (268,170 net) mineral acres in Hidalgo, Grant, Sierra, and Socorro Counties, New Mexico. This mineral ownership carries no drilling commitments or leasehold obligations. As of May 31, 2013, this acreage had no proved reserves or production.

Kansas

As of May 31, 2013, we owned oil and natural gas interests in 5,215 gross and net acres in central Kansas. There are multiple target horizons in this prospect including the Arbuckle and the Lansing-Kansas City and Viola formations. We own a 100% working interest and an average net revenue interest of 80%. RMR Operating is the operator. As of May 31, 2013, the Kansas acreage had no proved reserves or production.

Title to Properties

As is customary in the oil and natural gas industry, we generally conduct a preliminary title examination prior to the acquisition of properties or leasehold interests. Prior to commencement of operations on such acreage, a thorough title examination will usually be conducted and any significant defects will be remedied before proceeding with operations. We believe the title to our properties is good, defensible and customary with practices in the oil and natural gas industry, subject to such exceptions that we believe do not materially detract from the use of such properties. With respect to our properties of which we are not the record owner, we rely instead on contracts with the owner or operator of the property or assignment of leases, pursuant to which, among other things, we generally have the right to have our interest placed on record.

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties. Substantially all of the properties of the Company, Black Rock, RMR Operating and Cross Border are pledged as collateral under the Credit Agreement with Independent Bank.

Summary of Oil and Natural Gas Reserves

Proved Reserves

The following table sets forth our estimated proved reserves as of May 31, 2013.

	Reserves
Estimated proved reserve data (1)(2)	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved developed producing reserves	867	4,998	1,700
Proved developed non-producing reserves	149	322	203
Proved undeveloped reserves	1,304	2,041	1,644
Total proved reserves	2,320	7,361	3,547

(1)
Prices used are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period June 2012 through May 2013. For oil volumes, the average NYMEX spot price is $90.87 per Bbl. For natural gas volumes, the average Henry Hub spot price is $3.31 per MMBtu. The oil price of $82.89 per barrel is adjusted for quality, transportation fees and a regional price differential and the natural gas price of $5.08 per MMBtu is adjusted for high Btu energy content, transportation fees and a regional price differential. The adjusted oil and natural gas prices are held constant throughout the lives of the properties.

(2)	Proved reserves include 100% of the reserve quantities attributable to Cross Border.

The following table sets forth our estimated PV-10 and standardized measure of discounted net cash flows as of May 31, 2013.

(in thousands)	As of May 31, 2013
PV-10 (1)	$67,627
Standardized measure	$57,136

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

(in thousands)
PV-10	$67,627
Future income taxes	23,027
Discount of future income taxes at 10% per annum	12,536
Standardized measure	$57,136

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

At May 31, 2013, our estimated proved reserves were 3.5 MMBoe, consisting of 65% oil, which is an increase of 70% compared to our proved reserves of 2.1 MMBoe at May 31, 2012. During fiscal 2013, we added estimated proved reserves of 2.5 MMBoe through our acquisitions, including the acquisition of Cross Border, which were partially offset by production of 0.2 MMBoe and downward revisions in previous estimates of 0.8 MMBoe. The downward revisions were primarily comprised of 0.2 MMBoe due to a revision to the proved undeveloped reserves at Cowden and 0.5 MMBoe due to a revision to the proved developed behind the pipe reserves at Frost Bank and Peal Ranch.

Proved Undeveloped Reserves

At May 31, 2013, our estimated proved undeveloped reserves were 1.6 MMBoe, consisting of 79% oil, as compared to 1.2 MMBoe at May 31, 2012, consisting of 70% oil. During fiscal 2013, we added estimated proved undeveloped reserves of 1.0 MMBoe through the acquisition of Cross Border. We converted 0.3 MMBoe of proved undeveloped reserves to proved developed producing reserves, due to the completion of a well on the Madera Prospect, a well on the Villarreal Prospect and several wells on the Cross Border non-operated acreage. As of May 31, 2013, estimated future development costs relating to the development of our proved undeveloped reserves was $35.4 million. All of our currently identified proved undeveloped reserves are scheduled to be drilled by December 31, 2016.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our reserve reports were prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent petroleum engineers. CG&A estimated 100% of our proved reserves in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers (“SPE Standards”) and definitions and guidelines established by the SEC.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards.

The principal person at CG&A who prepared the reserve report is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CG&A since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 23 years of practical experience in petroleum engineering, with over 20 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards. He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

We have an internal staff of geoscience professionals who work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. Our technical team consults regularly with representatives of CG&A. We review with them our properties and discuss methods and assumptions used in their preparation of our fiscal year-end reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of the reserve report is reviewed with representatives of CG&A and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the reserve report and any internally estimated significant changes to our proved reserves on an annual basis.

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 18 – Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)” to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and/or natural gas actually recovered will equal or exceed the estimate. To achieve reasonable certainty, CG&A employs technologies consistent with the standards established by the Society of Petroleum Engineers. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, well logs, geologic maps and available downhole and production data, seismic data and well test data.

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the fiscal years ended May 31, 2013 and 2012. The results for the fiscal year ended May 31, 2013 only include results and net production sold from Cross Border since February 1, 2013.

	Fiscal Year Ended,
(dollars in thousands, except per unit prices)	May 31, 2013	May 31, 2012	May 31, 2011
Net Production sold
Oil (Bbl)	83,143	37,004		―
Natural gas (Mcf)	645,609	795,659		900,332
Total (Boe) (1)	190,745	169,614		150,055
Total (Boe/d) (2)	523	465		411

Average sales prices
Oil ($/Bbl)	$81.26	$93.97	$	―
Natural gas ($/Mcf)	3.40	3.58		4.12
Total average price ($/Boe)	$46.92	$37.29		$24.74

Costs and expenses (per Boe)
Exploration expense	$4.45	$1.56	$	―
Production taxes	2.81	2.38		1.07
Lease operating expenses	9.27	5.56		1.10
Natural gas transportation and marketing expenses	0.55	1.00		1.57
Depreciation, depletion, amortization and impairment	23.67	30.36		4.78
Accretion of discount on asset retirement obligation	0.79	0.25		0.06
General and administrative expense	41.01	36.35		1.95

(1)
Includes immaterial amounts of natural gas liquids. The Madera Prospect had net production sold of 42,913, 46,162 and 0 Boe for the fiscal years ended May 31, 2013, 2012 and 2011, respectively. The Lusk Prospect had net production sold of 33,044, 0 and 0 Boe for the fiscal years ended May 31, 2013, 2012 and 2011, respectively. The Lusk Prospect is included within Cross Border’s non-operated acreage.

(2)	Boe/d is calculated based on actual calendar days during the period.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of May 31, 2013:

	Developed Acres		Undeveloped Acres
	Gross (1)	Net (2)	Gross (1)	Net (2)
Permian Basin	11,108	5,237	325,743	25,774
Onshore Gulf Coast	4,776	1,405	―	―
Southwest New Mexico	―	―	536,340	268,170
Kansas	―	―	5,215	5,215
Total	15,884	6,642	867,298	299,159

(1) “Gross” means the total number of acres in which we have a working interest.
(2) “Net” means the sum of the fractional working interests that we own in gross acres.

The primary terms of our oil and natural gas leases expire at various dates. Much of our developed acreage is held by production, which means that these leases are active as long as we produce oil or natural gas from the acreage or comply with certain lease terms. Upon ceasing production, these leases will expire. The following table summarizes by year our gross and net undeveloped leasehold acreage scheduled to expire in the next five years.

	Undeveloped Leasehold Acres		% of Total Undeveloped Leasehold Acres
As of May 31,	Gross (1)	Net (2)	Net (2)
2014	320	190	0.7%
2015	2,476	2,476	8.6%
2016	4,484	4,364	15.1%
2017	―	―	―
2018	―	―	―

(1) “Gross” means the total number of acres in which we have a working interest.
(2) “Net” means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of May 31, 2013. Cross Border owns royalty interests in 17 gross wells (average of 0.42% net), which have been excluded from these well counts.

	Oil Wells		Natural Gas Wells
	Gross (1)	Net (2)	Gross (1)	Net (2)
Permian Basin	168	86.4	41	6.0
Onshore Gulf Coast	―	―	39	13.0
Total	168	86.4	80	19.0

(1) “Gross” means the total number of wells in which we have a working interest.
(2) “Net” means the sum of the fractional working interests that we own in gross wells.

Drilling Activity

At May 31, 2013, we had one gross well (0.03 net) being drilled in the Red Lake area of New Mexico, and we had two gross wells (0.06 net) awaiting completion in the Red Lake area.

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the periods indicated and refers to the number of wells completed during the period, regardless of when drilling was initiated.

	Development Wells		Exploratory Wells
Fiscal Year Ended May 31,	Productive	Dry	Productive	Dry
2013	1.56	―	―	―
2012	―	―	2.96	―
2011	0.27	―	0.13	―

Item 3. Legal Proceedings

       On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. and Everett Willard Gray II. Mr. Bloodworth alleges that Mr. Gray, as CEO of Cross Border, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by Cross Border. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral West Corp, common law fraud, civil conspiracy breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices-Consumer Protection Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray and Cross Border deny that Mr. Bloodworth’s claims have any merit.

Cross Border was previously party to an Engagement Letter, dated February 7, 2012 with KeyBanc pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border in the amount of $751,334, representing amounts purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. Cross Border disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. Cross Border intends to vigorously defend the action.

In addition to the foregoing, in the ordinary course of business, we are periodically a party to various litigation matters that we do not believe will have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Our Common Stock

Our common stock is quoted on the OTCQB under the symbol “RDMP.” The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Fiscal Year 2013:
Fourth Quarter	$0.91	$0.60
Third Quarter	$0.95	$0.76
Second Quarter	$1.30	$0.76
First Quarter	$1.52	$1.16
Fiscal Year 2012:
Fourth Quarter	$1.57	$1.40
Third Quarter	$1.65	$1.37
Second Quarter	$1.68	$1.27
First Quarter	$1.37	$1.24

Holders

As of May 31, 2013, we had 125,961,731 shares of common stock outstanding, and our outstanding shares of common stock were held by 136 stockholder accounts of record.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of any dividends is within the discretion of our Board of Directors. It is the present intention of the Board of Directors to retain all earnings, if any, for use in business operations and, accordingly, the Board does not anticipate declaring any dividends on our common stock in the foreseeable future. The payment of dividends on our common stock in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements and our general financial condition.

Sales of Unregistered Securities

We have not made any sales of unregistered securities during the fiscal year ended May 31, 2013 that were not disclosed previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Item 6. Selected Financial Data

The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per unit and per share data).

	Fiscal Year Ended May 31,
	2013	2012	2011
Consolidated Statement of Operations:
Revenue	$8,982	$6,325		$3,712
Income (loss) from operations	(6,763)	(6,814)		2,131
Net income (loss) attributable to noncontrolling interest	682	−		−
Net income (loss) attributable to Red Mountain Resources, Inc.	(12,202)	(12,432)		2,802
Basic and diluted net income (loss) per common share	(0.12)	(0.17)		0.10
Basic and diluted weighted average common shares outstanding	101,334	73,775		27,000

Certain Operations Data
Net production sold:
Oil (Bbl)	83,143	37,004		−
Natural gas (Mcf)	645,609	795,659		900,332
Total (Boe) (1)	190,745	169,614		150,055

Average sales prices
Oil ($/Bbl)	$81.26	$93.97	$	−
Natural gas ($/Mcf)	3.40	3.58		4.12
Total average price ($/Boe)	46.92	37.29		24.74

Costs and expenses (per Boe)
Production taxes	$2.81	$2.38		$1.07
Lease operating expenses	9.27	5.56		1.10
Natural gas transportation and marketing expenses	0.55	1.00		1.57

	At May 31,
	2013	2012	2011
Consolidated Balance Sheet Data:
Oil and natural gas properties, net	$75,132	$23,680	$8,815
Total assets	89,230	35,052	13,616
Line of credit	19,800	1,787	2,003
Long term liabilities	25,238	2,462	240
Total liabilities	42,273	14,732	11,263
Stockholders’ equity	46,957	20,320	2,353

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Dallas-based growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, we have established acreage positions and production in the Permian Basin of West Texas and Southeast New Mexico and the onshore Gulf Coast of Texas. Additionally, we have an established and growing acreage position in Kansas.

We plan to grow production and reserves by acquiring, exploring and developing an inventory of long-life, low risk drilling opportunities with attractive rates of return. Our focus is on opportunities in and around producing oil and natural gas properties where we can enhance production and reserves through application of newer drilling and completion techniques, infill drilling, targeting untapped but known productive hydrocarbon strata, and enhanced oil recovery applications.

As of May 31, 2013, we owned interests in 883,226 gross (305,845 net) mineral and lease acres in New Mexico, Texas and Kansas, of which 336,851 gross (31,011 net) acres are within the Permian Basin. We have successfully leased over 5,200 net acres in Kansas located on the Central Kansas Uplift, and we also owned interests in over 1,400 net acres located on the Villarreal, Frost Bank, Resendez, Peal Ranch and La Duquesa Prospects in the Gulf Coast of Texas.

On January 28, 2013, we closed the acquisition of 5,091,210 shares of common stock of Cross Border, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the acquisition, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of May 31, 2013, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border’s outstanding common stock.

History

Red Mountain was originally formed in January 2010 as Teaching Time, Inc. in order to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. In March 2011, Teaching Time, Inc. determined to enter into oil and natural gas exploration, development and production and changed its name to Red Mountain Resources, Inc. to better reflect that plan. On March 22, 2011, we entered into the Share Exchange Agreement with Black Rock Capital, LLC and StoneStreet, the sole shareholder of Black Rock Capital, LLC. Alan W. Barksdale, our current president, chief executive officer and chairman of the board, was the president and the sole member of Black Rock Capital, LLC and the sole owner and the president of StoneStreet. On June 22, 2011, we completed a reverse merger pursuant to the Share Exchange Agreement in which we issued 27,000,000 shares of common stock to StoneStreet in exchange for 100% of the interests in Black Rock Capital, LLC. Concurrently with the closing, we retired 225,000,000 shares of common stock for no additional consideration. In connection with the reverse merger, the management of Black Rock Capital, LLC became our management.

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

Recent Developments

Bamco Asset Purchase Agreement. On December 10, 2012, we entered into the Asset Purchase Agreement with Bamco. Mr. Barksdale was the receiver for the receivership estate of Bamco. Pursuant to the Asset Purchase Agreement, we agreed to acquire the Bamco Properties. On December 10, 2012, pursuant to the Asset Purchase Agreement, we issued 2,375,000 shares of our common stock to the indenture trustee of certain debentures of Bamco, and we executed a waiver and release of a claim against the receivership estate of Bamco for a $2.7 million note receivable that we deemed uncollectible in 2011.

Amended and Restated Promissory Note. On December 10, 2012, we entered into a Loan Modification Agreement (the “Loan Agreement”) with Hyman Belzberg (“HB”), William Belzberg (“WB”), Caddo Management, Inc. (“Caddo”) and RMS Advisors, Inc. (“RMS” and together with HB, WB and Caddo, collectively the “Note Lender”). Pursuant to the Loan Agreement, we and the Note Lender agreed to modify that certain Senior Secured Promissory Note of Red Mountain Resources, Inc., dated as of November 16, 2011, in the aggregate principal amount of $4.0 million made by the Company in favor of the Note Lender, as amended by the Amendment No. 1 to Senior Secured Promissory Note of Red Mountain Resources, Inc., dated November 16, 2012 (as amended, the “Original Note”), to increase the amount of the Original Note to $6.0 million. Pursuant to the Loan Agreement, we entered into an Amended and Restated Senior Secured Promissory Note of Red Mountain Resources, Inc. (the “Amended and Restated Note”) with the Note Lender, dated as of December 10, 2012, in the aggregate principal amount of $6.0 million. The Amended and Restated Note was repaid at maturity on February 14, 2013. The Amended and Restated Note accrued interest at a rate of 12% per annum.

Acquisition of Cross Border. On January 28, 2013, pursuant to privately negotiated transactions, we acquired 5,091,210 shares of common stock of Cross Border from a limited number of stockholders of Cross Border in exchange for the issuance of 10,182,420 shares of our common stock, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the Acquisition, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of May 31, 2013, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border’s outstanding common stock. In addition, as of May 31, 2013, we owned warrants to acquire an additional 2,502,831 shares of Cross Border common stock. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016.

Senior Credit Facility. On February 5, 2013, we entered into the Credit Agreement with Cross Border, Black Rock and RMR Operating, as Borrowers, and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million Credit Facility with an initial commitment of $20.0 million and a maturity date of February 5, 2016.

Simultaneously with entering into the Credit Agreement, we borrowed $7.6 million under the Credit Facility and used a portion of the proceeds to repay in full (i) outstanding promissory notes payable to First State Bank of Lonoke and (ii) the Amended and Restated Note, and Cross Border borrowed $8.9 million and used a portion of the proceeds to repay in full its existing credit facility. On February 21, 2013, pursuant to the terms of the Credit Agreement, we entered into a hedge agreement with BP Energy to hedge a portion of the future oil production of the Borrowers. See “—Liquidity and Capital Resources—Indebtedness—Senior Credit Facility.”

We were not in compliance with the financial covenants in the Credit Agreement for the three months ended February 28, 2013. On May 2, 2013, we entered into an amendment to the Credit Agreement, which waived the non-compliance and amended certain financial ratios in the Credit Agreement to become effective starting May 31, 2013.

On July 19, 2013, we entered into an amendment to the Credit Agreement to permit the payment of cash dividends on the Series A Preferred Stock so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement.

We were not in compliance with the current ratio covenant in the Credit Agreement as of May 31, 2013. We entered into an amendment and waiver to the Credit Agreement effective September 12, 2013, which waived the non-compliance at May 31, 2013. In addition, the amendment increased the borrowing base under the Credit Agreement from $20.0 million to $30.0 million.

Private Placements. On February 5, 2013, we closed a private placement for 7,058,823 shares of common stock at a purchase price of $0.85 per share, raising gross proceeds of $6.0 million, from certain of the initial investors in our company. We used the proceeds for drilling expenses, repayment of debt and general working capital. On May 3, 2013, we closed a private placement for 3,529,412 shares of common stock at a purchase price of $0.85 per share, raising gross proceeds of $3.0 million, from certain of the initial investors in our company. We used the proceeds for general working capital.

Unsecured Promissory Note. On February 6, 2013, we issued an Unsecured Subordinated Promissory Note (as amended, the “Subordinated Note”) in the aggregate principal amount of $500,000 payable to HB, WB and Caddo (the “Subordinated Lender”). On August 28, 2013, we repaid the Subordinated Note with a portion of the proceeds from our common stock offering.

Environmental Remediation Plan. On February 11, 2013, the BLM accepted a remediation plan submitted by Cross Border for its Tom Tom and Tomahawk fields. Pursuant to the remediation plan, Cross Border expects to spend $2.1 million during fiscal 2014 and 2015 to correct environmental issues on these fields.

Madera 24 Federal 3H Well. During the three months ended February 28, 2013, we commenced drilling the Madera 24 Federal 3H well, which is located in the Madera Prospect just to the west of the Madera 24 Federal 2H well. We are the operator of the well and have a 33% working interest and 25% net revenue interest. The well was spudded on February 6, 2013, and on May 10, 2013, we finished drilling and completing the well. The initial production rate from the well was 1,491 Boe/d, of which 81% was oil. The well has a total measured depth of 13,570 feet, including a true vertical depth of 9,062 feet and a lateral length of 4,508 feet. At May 31, 2013, the well was still producing and permanent production facilities were under construction.

Reverse Stock Split. On April 22, 2013, our Board of Directors approved a reverse stock split. The Board authorized management to effectuate the reserve stock split in its discretion within a range of 1 for 5 to 1 for 10. We intend to consummate the reverse stock split during the first six months of fiscal 2014.

Change of Fiscal Year End. On July 17, 2013, we changed our fiscal year end from May 31 to June 30, effective June 30, 2013.

Closing of Units Offerings. In August 2013, we closed public offerings of 476,687 Units, including 100,002 Units sold in cancellation of $2.3 million in debt, raising gross cash proceeds of $8.5 million. Each Unit consisted of one share of our Series A Preferred Stock and one warrant to purchase up to 25 shares of common stock. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the payment of accrued interest and fees on indebtedness that was cancelled.

Closing of Common Stock Offering. In August 2013, we closed a public offering of 6,428,572 shares of common stock, raising gross cash proceeds of $4.5 million. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the repayment of indebtedness.

Fiscal 2013 Fourth Quarter Operational Update

During the three months ended May 31, 2013, we completed drilling the Madera 24 Federal 3H well. The initial production rate from the well was 1,491 Boe/d, of which 81% was oil. We have a 33% working interest and 25% net revenue interest in the well. Since the initial production test, the well has been choked back while additional production facilities are being constructed. During the three months ended May 31, 2013, we converted the Madera 25 Federal 1 well into a salt water disposal well for the Madera lease, which will significantly reduce our disposal costs across the field. We also commenced work on a 10-well workover program in the Tom Tom field. At May 31, 2013, one workover had been completed, showing positive results.

On Cross Border’s non-operated acreage, our partners completed seven gross (1.0 net) wells in the three months ended May 31, 2013. The most significant of these wells were two Apache-operated horizontal Bone Spring wells in the Lusk field and one Mewbourne-operated horizontal Bone Spring well in the Turkey Track field. Cross Border owns a 29% working interest in both of the Lusk wells and a 13% working interest in the Turkey Track well. In addition, at May 31, 2013, two gross wells (0.1 net) were being drilled and awaiting completion. All of these wells are infill development wells.

Planned Operations

During fiscal year 2014, we plan to spend approximately $39.5 million for continued development, workovers, and recompletions on our properties including Madera, Tom Tom, Cowden and Shafter Lake and on properties in Cross Border’s non-operated acreage. The following sets forth our current fiscal 2014 development program (dollars in millions):

Target	Gross Wells	Net Wells	Cost	Percentage of Total Program
Tom Tom workovers & new wells	36.0	31.6	$17.0	43%
Cowden	3.0	3.0	$2.5	6%
Madera	5.0	2.5	$18.5	47%
Shafter Lake	1.0	0.6	$0.5	1%
Non-operated	10.0	0.4	$1.0	3%
Total	55.0	38.1	$39.5	100%

We will need to raise between $5.0 million to $10.0 million of additional funds to fully fund our fiscal 2014 development program. If we do not raise these additional funds, we will need to curtail or delay our fiscal 2014 development program.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3 — Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Oil and Gas Properties

Effective June 1, 2011, we follow the successful efforts method of accounting for our oil and natural gas producing activities. The change in accounting principle has been applied retroactively to prior periods. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at May 31, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through May 31, 2013, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

It is common for operators of oil and natural gas properties to request that joint interest owners pay for large expenditures, typically for drilling new wells, in advance of the work commencing. This right to call for cash advances is typically found in the operating agreement that joint interest owners in a property adopt. We record these advance payments in prepaid and other current assets in a property account and release this account when the actual expenditure is later billed to us by the operator.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. We have not finalized the determination of the fair values of the assets acquired and liabilities assumed for either Cross Border and Bamco and, therefore, the estimated fair values are subject to adjustment when the valuations are completed. Under GAAP, companies have one year following an acquisition to finalize acquisition accounting.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), as updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on a GAAP basis and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. We do not expect the adoption of this amendment to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the fiscal years ended May 31, 2013, 2012 and 2011. The results for the fiscal year ended May 31, 2013 only include results and net production sold from Cross Border since February 1, 2013.

	Fiscal Year Ended
	May 31, 2013	May 31, 2012	May 31, 2011
Revenue
Oil and natural gas sales (in thousands)	$8,982	$6,325		$3,712

Net Production sold
Oil (Bbl)	83,143	37,004		―
Natural gas (Mcf)	645,609	795,659		900,332
Total (Boe) (1)	190,745	169,614		150,055
Total (Boe/d) (2)	523	465		411

Average sales prices
Oil ($/Bbl)	$81.26	$93.97	$	―
Natural gas ($/Mcf)	3.40	3.58		4.12
Total average price ($/Boe)	$46.92	$37.29		$24.74

Costs and expenses (per Boe)
Exploration expense	$4.45	$1.56	$	―
Production taxes	2.81	2.38		1.07
Lease operating expenses	9.27	5.56		1.10
Natural gas transportation and marketing expenses	0.55	1.00		1.57
Depreciation, depletion, amortization and impairment	23.67	30.36		4.78
Accretion of discount on asset retirement obligation	0.79	0.25		0.06
General and administrative expense	41.01	36.35		1.95

(1) Includes immaterial amounts of natural gas liquids.

(2) Boe/d is calculated based on actual calendar days during the period.

Fiscal Year Ended May 31, 2013 Compared to Fiscal Year Ended May 31, 2012

Revenues and Production

Oil and Natural Gas Production. During the fiscal year ended May 31, 2013, we had net production sold of 190,745 Boe, compared to net production sold of 169,614 Boe during the fiscal year ended May 31, 2012. The increase in net production sold was primarily attributable to the acquisition of Cross Border, partially offset by production declines in the onshore Gulf Coast and our Madera 24 Federal 2H well being shut in for approximately 100 non-consecutive days during fiscal 2013. For the fiscal year ended May 31, 2013, 43.6% of our net production sold was oil and 56.4% was natural gas, compared to 21.8% oil and 78.2% natural gas for the fiscal year ended May 31, 2012.

Oil and Natural Gas Sales. During the fiscal year ended May 31, 2013, we had oil and natural gas sales of $9.0 million, as compared to $6.3 million during the fiscal year ended May 31, 2012. The increase in oil and natural gas sales was primarily attributable to us producing approximately 46,000 additional barrels of oil in fiscal 2013, partically offset by a 14% decrease in the price received per barrel of oil.

Costs and Expenses

Exploration Expense. Exploration expense was $0.8 million for the fiscal year ended May 31, 2013, as compared to $0.3 million for the fiscal year ended May 31, 2012. Exploration expense increased due to a $0.4 million impairment of an unproved property in the fiscal year ended May 31, 2013.

Production Taxes. Production taxes were $0.5 million for the fiscal year ended May 31, 2013, as compared to $0.4 million for the fiscal year ended May 31, 2012.

Lease Operating Expenses. During the fiscal year ended May 31, 2013, we incurred lease operating expenses of $1.8 million, as compared to $0.9 million during the fiscal year ended May 31, 2012. The increase in lease operating expenses was partially attributable to the acquisition of Cross Border, which incurred $0.4 million of lease operating expense from the acquisition date through May 31, 2013. In addition, we incurred higher operating costs on our existing wells, such as salt water disposal costs.

Natural Gas Transportation and Marketing Expenses. For the fiscal year ended May 31, 2013, natural gas transportation and marketing expenses was $0.1 million, as compared to $0.2 million for the fiscal year ended May 31, 2012.

Depreciation, Depletion, Amortization and Impairment. For the fiscal year ended May 31, 2013, depreciation, depletion, amortization and impairment was $4.5 million, as compared to $5.1 million for the fiscal year ended May 31, 2012. The decrease in depreciation, depletion, amortization and impairment was primarily attributable to a $1.0 million impairment of our Pawnee Prospect in the fiscal year ended May 31, 2012 that did not recur in the fiscal year ended May 31, 2013.

General and Administrative Expense. General and administrative expense was $7.8 million for the fiscal year ended May 31, 2013, as compared to $6.2 million for the fiscal year ended May 31, 2012. The increase in general and administrative expense for the fiscal year ended May 31, 2013 was partially attributable to the acquisition of Cross Border, which incurred $0.3 million in general and administrative expenditures from the acquisition date through May 31, 2013. In addition, we incurred an additional $0.6 million in personnel related expenditures due to increased headcount.

Other Expense. Other expense was $4.8 million for the fiscal year ended May 31, 2013, as compared to $5.6 million for the fiscal year ended May 31, 2012. The decrease in other expense was primarily attributable to a $0.5 million gain on the change in the fair value of derivatives, an unrealized loss of $1.3 million on our investment in Cross Border warrants, a $1.0 million increase in interest expense, a $0.7 million gain on consolidation of Cross Border and a $0.5 million impairment of debentures for the fiscal year ended May 31, 2013. Also contributing to the decline in other expenses was a $1.9 million decline in impairment on notes receivable.

Fiscal Year Ended May 31, 2012 Compared to Fiscal Year Ended May 31, 2011

Revenues and Production

Oil and Natural Gas Production. During the fiscal year ended May 31, 2012, we had net production sold of 169,614 Boe, compared to net production sold of 150,055 Boe during the fiscal year ended May 31, 2011. The increase in net production sold was primarily attributable to completion of the Madera Federal 2H well on the Madera Prospect, partially offset by lower natural gas production. For the fiscal year ended May 31, 2012, 21.8% of our net production sold was oil and 78.2% was natural gas, compared to 100% natural gas for the fiscal year ended May 31, 2011.

Oil and Natural Gas Sales. During the fiscal year ended May 31, 2012, we had oil and natural gas sales of $6.3 million, as compared to $3.7 million during the fiscal year ended May 31, 2011. The increase in oil and natural gas sales was primarily attributable to 46.1 MBoe of net production sold from the Madera Prospect partially offset by lower natural gas production and lower average prices for natural gas sales. For fiscal 2011, we had no oil production.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity for fiscal 2013 were borrowings under our Credit Facility and Loan Agreement and proceeds from the sale of common stock. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our Credit Facility and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

Capital Expenditures

Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. We anticipate cash capital expenditures of approximately $39.5 million for fiscal year 2014. See “— Planned Operations” for more information about our planned capital expenditures. As of September 13, 2013, we will need to raise between $5.0 million to $10.0 million of additional funds to fully fund our fiscal 2014 development program. If we do not raise these additional funds, we will need to curtail or delay our fiscal 2014 development program.

Liquidity

At May 31, 2013, we had $1.1 million in cash and cash equivalents, $19.8 million outstanding under the Credit Facility, $500,000 outstanding under the Subordinated Note and $3.8 million outstanding under various convertible promissory notes. At May 31, 2013, we had a working capital deficit of $8.4 million compared to a working capital deficit of $10.6 million at May 31, 2012.

At August 31, 2013, we had $3.9 million in cash and cash equivalents, $14.8 million outstanding under the Credit Facility and $1.5 million outstanding under a convertible promissory note.

On February 11, 2013, the BLM accepted a remediation plan submitted by Cross Border for its Tom Tom and Tomahawk fields. Pursuant to the remediation plan, Cross Border expects to spend $2.1 million during fiscal 2014 and 2015 to correct environmental issues on these fields.

We expect to have sufficient cash on hand, cash flow from operations and available borrowings under our Credit Facility to fund our operations for the next 12 months.

Financings

On December 10, 2012, we entered into the Loan Agreement with the Note Lender. Pursuant to the Loan Agreement, we and the Note Lender agreed to modify the Original Note to increase the amount of the Original Note to $6.0 million. Pursuant to the Loan Agreement, we and the Note Lender entered into the Amended and Restated Note in the aggregate principal amount of $6.0 million. We used $0.4 million of the proceeds from the Amended and Restated Note to repay the notes issued to Veladen Investments Corp., LLC, DIT Equity Holdings, LLC and RMS during October and November 2012, and the remainder of the proceeds were used for working capital. Pursuant to the Loan Agreement, we issued Warrants to Purchase Shares of Common Stock of Red Mountain Resources, Inc. (the “Note Warrants”) to (i) HB for the purchase of 75,000 shares of the Company’s common stock, (ii) WB for the purchase of 75,000 shares of the Company’s common stock and (iii) Caddo for the purchase of 50,000 shares of the Company’s common stock. Each of the Note Warrants has an exercise price of $1.00 per share, subject to certain customary adjustments, and is exercisable through December 1, 2014.

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

On February 5, 2013, we closed a private placement for 7,058,823 shares of common stock at a purchase price of $0.85 per share, raising net proceeds of $5.5 million, from certain of the initial investors in our company. We used the proceeds for drilling expenses, repaying debt and general working capital.

On February 6, 2013, we issued the Subordinated Note in the aggregate principal amount of $500,000 payable to the Subordinated Lender. We used the proceeds to refinance existing debt. On August 28, 2013, we repaid the Subordinated Note with a portion of the proceeds from our August 2013 common stock offering.

On May 3, 2013, we closed a private placement for 3,529,412 shares of common stock at a purchase price of $0.85 per share, raising net proceeds of $2.8 million, from certain of the initial investors in our company. We used the proceeds for general working capital.

In August 2013, we closed public offerings of 476,687 Units, including 100,002 Units sold in cancellation of $2.3 million in debt, raising gross cash proceeds of $8.5 million. Each Unit consisted of one share of our Series A Preferred Stock and one warrant to purchase up to 25 shares of common stock. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the payment of accrued interest and fees on indebtedness that was cancelled.

In August 2013, we closed a public offering of 6,428,572 shares of common stock, raising gross cash proceeds of $4.5 million. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the repayment of the Subordinated Note.

Cash Flows

Net cash used in operating activities was $10.2 million for the fiscal year ended May 31, 2013, compared to net cash used in operating activities of $1.2 million for the fiscal year ended May 31, 2012. The increase in net cash used in operating activities was primarily due to changes in working capital and changes resulting from the consolidation of Cross Border.

Net cash used in investing activities was $0.6 million for the fiscal year ended May 31, 2013 compared to $18.2 million for the fiscal year ended May 31, 2012 due to a reduction in investment in oil and gas properties.

Net cash provided by financing activities was $11.8 million for the fiscal year ended May 31, 2013, as compared to $19.5 million for the fiscal year ended May 31, 2012. Net cash provided by financing activities for the fiscal year ended May 31, 2013 was primarily comprised of borrowings of $12.5 million under our Credit Facility and $10.7 million from notes payable and proceeds from our private placement of common stock, partially offset by $11.5 million of repayments on promissory notes with First State Bank of Lonoke, the Amended and Restated Note and the Cross Border credit facility.

Indebtedness

Credit Facility. The Credit Agreement provides for an up to $100.0 million revolving credit facility with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on August 31 and February 28 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of May 31, 2013, the borrowing base was $20.0 million. Effective September 12, 2013, the borrowing base and commitment were increased to $30.0 million.

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

The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. On July 19, 2013, we entered into an amendment to our Credit Agreement to permit the payment of cash dividends on the Series A Preferred Stock so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement.

The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of Red Mountain starting May 31, 2013, requiring the Borrowers to maintain a ratio of (i) the Borrowers’ and their consolidated subsidiaries’ consolidated current assets (inclusive of the unfunded commitment amount under the Credit Agreement) to consolidated current liabilities (exclusive of the current portion of long-term debt under the Credit Agreement) of at least 1.00 to 1.00; (ii) the Borrowers’ and their subsidiaries’ consolidated “Funded Debt” to consolidated EBITDAX (for the four fiscal quarter period then ended) of less than 3.50 to 1.00; and (iii) the Borrowers’ and their subsidiaries’ consolidated EBITDAX less paid and accrued dividends on the Series A Preferred Stock to interest expenses (each for the four fiscal quarter period then ended) of at least 3.00 to 1.00. Funded Debt is defined in the Credit Agreement as the sum of all debt for borrowed money, whether as a direct or reimbursement obligor. EBITDAX is defined in the Credit Agreement as (a) consolidated net income plus (b) (i) interest expense, (ii) income taxes, (iii) depreciation, (iv) depletion and amortization expenses, (v) dry hole and exploration expenses, (vi) non-cash losses or charges on any hedge agreements resulting from derivative accounting, (vii) extraordinary or non-recurring losses, (viii) expenses that could be capitalized under GAAP but by election of Borrowers are being expensed for such period under GAAP, (ix) costs associated with intangible drilling costs, (x) other non-cash charges, (xi) one-time expenses associated with transactions associated with (b)(i) through (iv), minus (c)(i) non-cash income on any hedge agreements resulting from FASB Statement 133, (ii) extraordinary or non-recurring income, and (iii) other non-cash income.

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

As of May 31, 2013, the Borrowers had collectively borrowed $19.8 million and had availability of $0.2 million under the Credit Facility. As of September 13, 2013, the Borrowers had collectively borrowed $14.8 million and had availability of $15.2 million under the Credit Facility.

Convertible Promissory Notes. On November 25, 2011, we issued a $1.0 million convertible promissory note to Hohenplan Privatstiftung (the “2011 Hohenplan Note”), a $1.5 million convertible promissory note to Personalversorge der Autogrill Schweiz AG (the “Personalversorge Note”) and a $250,000 convertible promissory note to SST Advisors, Inc. (the “SST Note” and collectively with the 2011 Hohenplan Note and the Personalversorge Note, the “Convertible Notes”).

Each of the Convertible Notes matures on November 25, 2013 and bears interest at the rate of 10% per annum. Prior to repayment, the holders of the Convertible Notes have the option of converting all or any portion of the unpaid balance of the Convertible Notes (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions if we issue any stock dividends, subdivide or combine our outstanding shares of common stock, or effect a reclassification, consolidation, merger or sale of all or substantially all of our assets. The value of the beneficial conversion feature of the three Convertible Notes was $1.6 million at the date of issuance. The beneficial conversion feature has been recorded as a discount to the Convertible Notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the Convertible Notes. We amortized $0.8 million of the discount to interest expense during the fiscal year ended May 31, 2013. We have granted the holders piggyback registration rights and agreed to include the resale of any shares of common stock that may be received upon conversion of the Convertible Notes in certain future registration statements filed by us.

On July 30, 2012, we issued a convertible promissory note (the “2012 Hohenplan Note”) in the principal amount of $1.0 million to Hohenplan Privatstiftung (the “Holder”). The 2012 Hohenplan Note accrued interest at a fixed rate of 10% per annum. The Holder had the option of converting all or a portion of the principal amount of the Convertible Note, plus accrued but unpaid interest, into shares of our common stock. Subject to adjustment upon certain events, the conversion price was equal to the lower of (a) $0.85 per share and (b) the lowest price at which our common stock is sold in an equity financing for cash prior to the maturity date.

We have determined that the terms of the 2012 Hohenplan Note contain a down round provision under which the conversion price could be decreased as a result of future equity offerings. Accordingly, the conversion feature is accounted for as a derivative liability and discount on note payable. On February 5, 2013, we closed a private placement of 7,058,823 shares of common stock at a purchase price of $0.85 per share. As a result, the conversion price of the 2012 Hohenplan Note was adjusted from $1.50 to $0.85. The fair value of the discount on the 2012 Hohenplan Note was approximately $34,000 as of May 31, 2013, resulting in an unrealized gain of $0.3 million during the fiscal year ended May 31, 2013. We amortized approximately $0.3 million of the discount to interest expense during the fiscal year ended May 31, 2013.

In connection with the issuance of the 2012 Hohenplan Note, we incurred $0.2 million of debt issuance costs related to the issuance to a broker of 125,000 shares of our common stock with a value of $161,000, and warrants to purchase 83,333 shares of our common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of our common stock on the OTCQB on the debt issuance date, July 30, 2012. We valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers. During the fiscal year ended May 31, 2013, we amortized approximately $0.2 million of the capitalized debt issuance costs to interest expense.

In August 2013, we sold 100,002 Units in cancellation of the 2011 Hohenplan Note, the 2012 Hohenplan Note and the SST Note.

Contractual Obligations

The following table presents our contractual obligations at May 31, 2013 on an actual basis (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years		More than 5 Years
Line of credit	$21,922	$790	$21,132	$	―	$	―
Subordinated note	510	510	―		―		―
Convertible notes payable	4,400	4,400	―		―		―
Environmental remediation liability	2,088	1,400	688		―		―
Asset retirement obligations	4,979	228	1,147		296		3,308
Lease obligations	653	236	177		180		60
Total	$34,552	$7,564	$23,144		$476		$3,368

The following table presents our contractual obligations at May 31, 2013 on a pro forma basis to reflect the issuance of 476,687 Units and 6,428,572 shares of common stock and the application of the use of proceeds therefrom in August 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years		More than 5 Years
Line of credit	$16,386	$590	$15,796	$	―	$	―
Series A Preferred Stock	17,810	986	2,383		2,380		12,061
Convertible notes payable	1,800	1,800	―		―		―
Environmental remediation liability	2,088	1,400	688		―		―
Asset retirement obligations	4,979	228	1,147		296		3,308
Lease obligations	653	236	177		180		60
Total	$43,716	$5,240	$20,191		$2,856		$15,429

Off-Balance Sheet Arrangements

As of May 31, 2013, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and commodity prices. A discussion of the market risk exposures follows. Our market risk sensitive instruments were entered into for hedging and investment purposes, not for trading purposes.

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

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. On February 21, 2013, pursuant to the Credit Agreement, we entered into swaps and costless collars with BP Energy, which hedge the price of oil for a portion of our expected production through November 2014.

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

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our Condensed Consolidated Statements of Operations under the caption “Change in fair value of derivative liability.” Each derivative contract is evaluated separately to determine its own fair value. During the fiscal year ended May 31, 2013, we recorded a net unrealized gain on commodity derivative contracts of $0.2 million.

The following table summarizes our outstanding derivatives contracts with respect to future oil production as of May 31, 2013:

Type	Period	Quantity (Bbl/month)	Weighted Average Minimum Price (per Bbl)	Weighted Average Maximum Price (per Bbl)	Estimated Fair Value of Asset (Liability)
Collar	June , 2013 – December 1, 2013	1,936	$80.00	$100.50	$(9,090)
Collar	January 1, 2014 – February 1, 2014	437	$80.00	$100.50	(451)
Collar	March 1, 2014 – August 1, 2014	1,437	$80.00	$100.50	484
Swap	June 1, 2013 – November 1, 2014	2,000	$93.50	$93.50	125,770
Swap	June 1, 2013 – February 1, 2014	1,000	$106.50	$106.50	148,045
					$264,758

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of May 31, 2013, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $0.1 million, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $0.1 million.

Interest Rate Risk

On February 5, 2013, we entered into the Credit Facility and used a portion of the proceeds to repay certain outstanding indebtedness. The Credit Facility exposes us to interest rate risk associated with interest rate fluctuations on outstanding borrowings. At May 31, 2013, we had $19.8 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (which interest rate was 4.0% at May 31, 2013). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of May 31, 2013 would result in an increase or decrease in our interest costs of approximately $80,000 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2013 and, based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2013 based on criteria established in Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of May 31, 2013 because of the identification of the material weaknesses identified below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified the following material weaknesses:

●	Lack of sufficient accounting expertise to appropriately apply GAAP for complex or non-recurring transactions.
●	Lack of appropriate accounting personnel to properly design and implement internal control procedures over financial reporting.
●	Lack of sufficient review of accounting schedules to properly prevent and detect errors associated with accrued revenue and oil and natural gas sales.
●	Lack of segregation of duties surrounding the cash disbursements process of a significant subsidiary.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Management’s Plan for Remediation of Our Material Weaknesses

    We intend to establish an Audit Committee of the Board of Directors and plan to identify a director with public company accounting experience in the oil and gas exploration and production industry.  We also plan to replace our current accounting software with more robust accounting software and to revise our internal control over financial reporting with enhanced procedures in the areas of transaction review and approval.  Management will continue to review and assess the accounting expertise of our employees and contractors involved in the preparation of our financial statements and will seek to add employees or contractors with accounting expertise that complements and enhances our existing expertise.  Management currently believes it will be able to remedy the material weaknesses described above over the next 12 months.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the first quarter of fiscal 2014, we implemented additional controls over cash disbursements of a significant subsidiary to address the fourth material weakness described above. As a result, we believe this material weakness was remedied as of September 13, 2013.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required in response to this Item 10 is contained under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K. Other information required in response to this Item 10 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required in response to this Item 11 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required in response to this Item 12 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in response to this Item 13 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required in response to this Item 14 is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of May 31, 2013 and 2012
Consolidated Statements of Operations for the Fiscal Years Ended May 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Fiscal Years Ended May 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ and Members’ Equity for the Fiscal Years Ended May 31, 2013, 2012 and 2011
Notes to Financial Statements

2.	Exhibits required to be filed by Item 601 of Regulation S-K
The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Red Mountain Resources, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Red Mountain Resources, Inc. and subsidiaries as of May 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Mountain Resources, Inc. and subsidiaries as of May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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
September 13, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Red Mountain Resources, Inc.

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 5 (relating to the equity method of accounting for Cross Border Resources, Inc.), the statements of operations, stockholders' equity, and cash flows of Red Mountain Resources, Inc. (formerly Black Rock Capital, Inc. and Black Rock Capital, LLC) for the year ended May 31, 2011 (the “Original” comparative financial statements before the effects of the adjustments discussed in Note 5 are not presented herein). The Original comparative financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the comparative Original financial statements, before the effects of the adjustments to retrospectively applying the equity method of accounting as described in Note 5, present fairly, in all material respects, the results of operations and cash flows of Red Mountain Resources, Inc. (formerly Black Rock Capital, Inc. and Black Rock Capital, LLC) for the year ended May 31, 2011 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 5 (relating to the equity method of accounting for Cross Border Resources, Inc.) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Hein & Associates LLP.

/s/ L J Soldinger Associates, LLC

Deer Park, IL
September 22, 2011 (except with respect to our opinion on the financial statements insofar as it relates to the effects of the changes in accounting for oil and gas operations discussed in Note 4, as to which the date is October 21, 2011 and the effects relating to the retrospective presentation of the recapitalization of the company in the statements of stockholders’ equity as described in Note 1 as to which the date is September 11, 2012)

Red Mountain Resources, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	May 31,
ASSETS	2013	2012
Current Assets:
Cash and cash equivalents	$1,112	$168
Accounts receivable – oil and natural gas sales	3,522	706
Accounts receivable – joint interest	2,604	73
Debt issuance costs – current	230	328
Prepaid expenses and other current assets	420	358
Commodities derivative asset – current	190	—
Deferred tax asset – current	299	—
Total current assets	8,377	1,633

Long-Term Investments:
Equity method investment in Cross Border Resources, Inc.	—	7,641
Investment in Cross Border Resources, Inc. warrants	—	1,519
Debentures – held to maturity	4,279	—

Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	63,891	25,309
Unproved properties	19,539	2,617
Other property and equipment	1,026	570
Less accumulated depreciation, depletion, amortization and impairment	(9,324)	(4,816)
Oil and natural gas properties, net	75,132	23,680

Other Assets:
Commodities derivative asset, net of current portion	75	—
Restricted cash, long-term	452	252
Debt issuance costs, net of current portion	450	—
Security deposit and other assets	465	327
Total Assets	$89,230	$35,052
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,354	$2,349
Accounts payable – related party	—	12
Revenues payable	774	527
Accrued expenses	1,137	1,268
Derivative liability	34	—
Convertible notes payable, net of discount of $442 and $0 –current	3,308	—
Line of credit – current	—	1,787
Notes payable – current	500	6,327
Asset retirement obligation – current	228	—
Environmental remediation liability – current	1,400	—
Total current liabilities	16,735	12,270

Long-Term Liabilities:
Convertible notes payable, net of discount of $0 and $1,192, net of current portion	—	1,558
Line of credit, net of current portion	19,800	—
Environmental remediation liability, net of current portion	688	—
Deferred tax libility – long-term	299	—
Stock issuance liability	—	68
Asset retirement obligation, net of current portion	4,751	836
Total long-term liabilities	25,538	2,462
Total Liabilities	42,273	14,732
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.00001 par value; 500,000 shares authorized; 126,918 shares issued and 125,962 shares outstanding as of May 31, 2013; 86,932 shares issued and 85,100 shares outstanding as of May 31, 2012	1	1
Stock subscription receivable	—	(150)
Noncontrolling interest	5,603	—
Additional paid-in capital	65,536	30,548
Accumulated deficit	(24,183)	(10,079)
Total stockholders’ equity	46,957	20,320
Total Liabilities and Stockholders’ Equity	$89,230	$35,052

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For Each of the Fiscal Years Ended May 31,
	2013	2012	2011
Revenue:
Oil and natural gas sales	$8,982	$6,325	$3,712

Operating Expenses:
Exploration expense	849	265	—
Production taxes	536	403	161
Lease operating expenses	1,769	943	165
Natural gas transportation and marketing expenses	104	170	236
Depreciation, depletion, amortization and impairment	4,515	5,149	717
Accretion of discount on asset retirement obligation	150	44	9
General and administrative expense	7,822	6,165	293
Total operating expenses	15,745	13,139	1,581
Income (Loss) from Operations	(6,763)	(6,814)	2,131

Other Income (Expense):
Change in fair value of derivative liability	496	—	—
Change in fair value of warrant liability	—	(763)	—
Unrealized gain (loss) on investment in Cross Border Resources, Inc. warrants	(1,304)	282	899
Equity in losses of Cross Border Resources, Inc.	(332)	(316)	—
Interest expense	(2,989)	(2,096)	(228)
Gain on consolidation of Cross Border Resources, Inc.	682	—	—
Realized gain on derivatives	49	—	—
Impairment on debentures	(503)	—	—
Impairment on note receivable	(856)	(2,725)	—
Total Other Income (Expense)	(4,757)	(5,618)	671

Income (Loss) Before Income Taxes	(11,520)	(12,432)	2,802
Income tax provision	—	—	—
Net income (loss)	(11,520)	(12,432)	2,802
Net income attributable to noncontrolling interest	682	—	—
Net income (loss) attributable to Red Mountain Resources, Inc.	$(12,202)	$(12,432)	$2,802

Basic and diluted income (loss) per common share	$(0.12)	$(0.17)	$0.10
Basic and diluted weighted average common shares outstanding	101,334	73,775	27,000

Pro forma information reflecting change in tax status (unaudited)
Net income	$2,802
Pro forma income tax provision	(953)

Pro forma net income	$1,849

Pro forma basic and diluted earnings per share	$0.07
Pro forma basic and diluted weighted average shares outstanding	27,000

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For Each of the Fiscal Years Ended May 31,
	2013	2012	2011
Cash Flow From Operating Activities:
Net income (loss)	$(11,520)	$(12,432)	$2,802
Adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Depreciation, depletion, amortization and impairment	4,515	5,149	717
Equity in losses of Cross Border Resources, Inc.	332	316	—
Issuance of stock for consulting services	229	152	—
Gain on consolidation of Cross Border Resources, Inc.	(682)	—	—
Interest expense relating to notes payable	—	—	43
Direct payment of line of credit and note payable from proceeds from oil sales	—	—	(557)
Accretion of discount on asset retirement obligation	150	44	9
Amortization of debt issuance costs	1,029	1,350	—
Loss on warrant liability	—	763	—
Unrealized (gain) loss on investment in Cross Border Resources, Inc. warrants	1,304	(282)	(899)
Impairment on note receivable	856	2,725	—
Change in fair value of derivative liability	(281)	—	—
Change in fair value of commodity derivatives	(215)	—	—
Impairment on debentures	503	—	—
Change in working capital:
Accounts receivable—oil and natural gas sales	(1)	(170)	(536)
Accounts receivable—joint interest	(2,531)	(73)	—
Accounts receivable—related party	—	25	(25)
Increase in prepaid expenses and other current assets	327	(649)	(16)
Accounts payable	(3,692)	1,474	48
Accrued expenses	(324)	657	127
Restricted cash	(200)	(252)	—
Accounts payable—related party	(12)	9	3
Net cash provided by (used in) operating activities	(10,213)	(1,194)	1,716

Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(699)	(15,271)	(400)
Acquisition of oil and natural gas properties	255	(2,134)	—
Additions to other property and equipment	(390)	(530)	—
Increase in Bamco note receivable	—	(44)	—
Net cash acquired in Cross Border consolidation	279	—	—
Settlement of asset retirement obligations	(54)	—	—
Investment in Cross Border Resources, Inc.	—	(288)	(3,204)
Net cash used in investing activities	(609)	(18,267)	(3,604)

Cash Flow From Financing Activities:
Proceeds from issuance of common shares, net of issuance costs	8,280	16,412	—
Exercise of warrants	150	—	—
Draws on line of credit	12,450	800	—
Payments under line of credit	(3,187)	(1,017)	(1,348)
Proceeds from notes payable, net of issuance costs	2,400	4,457	2,690
Payments on notes payable	(8,327)	(3,776)	(125)
Proceeds from convertible notes payable	—	2,500	—
Proceeds from notes payable—related party	—	—	1,241
Reverse merger recapitalization	—	132	—
Distribution to members	—	—	(449)
Net cash provided by financing activities	11,766	19,508	2,009
Net change in cash and equivalents	944	47	121
Cash at beginning of period	168	121	—
Cash at end of period	$1,112	$168	$121
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$684	$507	$179
Non-Cash Transactions
Change in asset retirement obligation estimate	$705	$553	$230
Issuance of shares for investment in Cross Border Resources, Inc.	$15,236	$4,804	$—
Convertible notes payable derivative liability	$300	$—	$—
Issuance of shares	$10,076	$888	$—
Issuance of warrants	$334	$—	$—
Issuance of options	$529	$—	$—
Oil and natural gas properties included in accounts payable	$6,532	$914	$440
Financing of acquisition of developed oil and natural gas properties	$—	$—	$8,462
Debt discount recorded for stock issuable to note holders	$—	$—	$(600)
Issuance of replacement note for acquisition of Bamco note receivable	$—	$2,681	$—
Convertible notes payable beneficial conversion	$—	$1,603	$—

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ and Members’ Equity
(in thousands)

	Common Stock
	Shares(1)	Amount(1)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Share Subscription Receivable	Noncontrolling Interest	Total

Balance at June 1, 2010	27,000	$0.270	$—	$—	$—	$—	$—
Distribution to members	—	—	—	(449)	—	—	(449)
Net income	—	—	—	2,802	—	—	2,802
Balance at May 31, 2011	27,000	0.270	—	2,353	—	—	2,353
Recapitalization adjustment as a result of reverse merger	36,870	0.369	5,777	—	—	—	5,778
Issuance of shares in private placement, net of offering costs of $3,687	10,136	0.101	6,449	—	—	—	6,449
Exercise of warrants	7,038	0.070	9,460	—	(150)	—	9,310
Issuance of shares to brokers	314	0.003	314	—	—	—	314
Issuance of shares for debt issuance costs	200	0.002	318	—	—	—	318
Issuance of warrants	—	—	1,101	—	—	—	1,101
Issuance of shares for services	100	0.001	152	—	—	—	152
Issuance of shares for investment in Cross Border Resources, Inc.	4,804	0.048	4,804	—	—	—	4,804
Issuance of shares in other acquisitions	570	0.006	570	—	—	—	570
Convertible notes payable beneficial conversion discount	—	—	1,603	—	—	—	1,603
Cancellation of shares held by Black Rock Capital, Inc.	(100)	(0.001)	0.001	—	—	—	0.001
Net loss	—	—	—	(12,432)	—	—	(12,432)
Balance at May 31, 2012	86,932	0.869	30,548	(10,079)	(150)	—	20,320
Issuance of shares in private placement, net of offering costs of $1,351	11,597	0.116	7,290	—	(100)	—	7,190

Common Stock
Shares(1)	Amount(1)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Share Subscription Receivable	Noncontrolling Interest	Total
Issuance of shares for investment in Cross Border Resources, Inc.	15,734	0.157	15,236	—	—	—	15,236
Adjustment for consolidation of Cross Border Resources, Inc.	—	—	—	(1,902)	—	6,359	4,457
Acquisition of additional minority interest in Cross Border Resources, Inc.	1,174	0.012	1,438	—	—	(1,438)	—
Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	1,938	0.019	1,744	—	—	—	1,744
Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	746	0.007	634	—	—	—	634
Issuance of warrants for investment in warrants of Cross Border Resources, Inc.	—	—	37	—	—	—	37
Issuance of shares for acquisition of oil and gas properties	2,375	0.024	2,232	—	—	—	2,232
Issuance of shares for equipment	10	—	14	—	—	—	14
Issuance of shares for stock issuance liability	79	0.001	68	—	—	—	68
Issuance of shares for debentures	5,698	0.057	4,782	—	—	—	4,782
Issuance of shares for debt issuance costs	125	0.001	161	—	—	—	161
Issuance of warrants for debt issuance costs	—	—	133	—	—	—	133
Issuance of shares for services	260	0.003	229	—	—	—	229
Issuance of shares to brokers	250	0.003	212	—	—	—	212
Issuance of warrants to brokers	—	—	249	—	—	—	249
Issuance of options	—	—	529	—	—	—	529
Cash received for subscription receivable	—	—	—	—	250	—	250
Net loss	—	—	—	(12,202)	—	682	(11,520)
Balance at May 31, 2013	126,918	$1.269	$65,536	$(24,183)	$—	$5,603	$46,957

(1)
Reflects shares and amount of common stock outstanding at May 31, 2011 on a pro forma basis after giving effect to the issuance of 27,000 shares of common stock to The StoneStreet Group, Inc. and the retirement of 225,000 shares of common stock in connection with the reverse merger with Black Rock Capital, LLC in June 2011, and the conversion of Black Rock Capital, LLC to a corporation, as if these transactions had occurred on June 1, 2010.

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

The Company is a Florida corporation originally formed in January 2010 as Teaching Time, Inc. in order to design, develop, and market instructional products and services for the corporate, education, government and healthcare e-learning industries. In March 2011, Teaching Time, Inc. determined to enter into oil and natural gas exploration, development and production and changed its name to Red Mountain Resources, Inc. to better reflect that plan. On March 22, 2011, the Company entered into a Plan of Reorganization and Share Exchange Agreement, as amended on June 17, 2011 and June 20, 2011 (the “Share Exchange Agreement”), with Black Rock Capital, LLC and The StoneStreet Group, Inc. (“StoneStreet”), the sole shareholder of Black Rock Capital, LLC. Alan W. Barksdale, the Company’s current president, chief executive officer and chairman of the board, was the president and the sole member of Black Rock Capital, LLC and the sole owner and the president of StoneStreet. On June 22, 2011, the Company completed a reverse merger pursuant to the Share Exchange Agreement in which the Company issued 27,000,000 shares of common stock to StoneStreet in exchange for 100% of the interests in Black Rock Capital, LLC. Concurrently with the closing, the Company retired 225,000,000 shares of common stock for no additional consideration. In connection with the reverse merger, the management of Black Rock Capital, LLC became the Company’s management, and the Company eliminated the notes payable from Black Rock Capital, LLC to the Company in the amount of $5.8 million.

While the Company was the legal acquirer in the reverse merger, Black Rock Capital, LLC was treated as the accounting acquirer and the transaction was treated as a recapitalization. As a result, at the closing, the historical financial statements of Black Rock Capital, LLC became those of the Company. Effective July 1, 2011, Black Rock Capital, LLC was converted to Black Rock Capital, Inc. (“Black Rock”), and the Company’s 100% membership interest in Black Rock Capital, LLC became an interest in all of the outstanding common stock of Black Rock. This resulted in the Company’s Consolidated Statement of Stockholders’ Equity for the fiscal year ended May 31, 2011 being revised to reflect the recapitalization of Black Rock Capital, Inc. and the resulting retroactive presentation of the 27,000,000 shares that recapitalized Black Rock Capital, Inc.

2.   Liquidity

The Company incurred a net loss attributable to Red Mountain Resources, Inc. of $12.2 million during the fiscal year ended May 31, 2013. At May 31, 2013, the outstanding principal amount of the Company’s debt was $23.6 million, and the Company had a working capital deficit of $8.4 million. As of May 31, 2013, the Company had $3.8 million of debt due within the next twelve months.

As a result of the public offerings in August 2013 described in Note 17 – Subsequent Events, management believes the Company has sufficient funds and availability under its credit facility to maintain operations during fiscal year 2014. In the event the Company is unable to raise additional funds for its planned fiscal 2014 development program, the Company may be required to delay or curtail its fiscal 2014 development program.

3.   Summary of Significant Accounting Policies

Consolidation, basis of presentation and significant estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which affect the Company’s estimate of depletion expense as well as its impairment analyses. Significant assumptions also are required in the Company’s estimation of accrued liability, derivatives, environmental remediation liability and asset retirement obligations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Business combinations

The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The acquisition method requires that assets acquired and liabilities assumed, including contingencies, be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed for either Cross Border Resources, Inc. (“Cross Border”) or Bamco Gas, LLC (“Bamco”) and, therefore, the estimated fair values are subject to final adjustment.

Noncontrolling interests

Subsequent to January 28, 2013, the Company accounts for the noncontrolling interest in Cross Border in accordance with ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. In addition, this guidance provides for increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries to be reported in equity similar to treasury stock transactions.

Investments

Prior to January 28, 2013, the Company's investment in Cross Border was accounted for under the equity method of accounting based on the Company's significant influence. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Consolidated Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Consolidated Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings.

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

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $1.5 million plus accrued interest in arrears as of May 31, 2013.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest.  As of May 31, 2013, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired and the Company will record a provision for impairment to write the debenture down to its estimated fair value. The Company recorded impairment on debentures of $0.5 million during the fiscal year ended May 31, 2013.

The Company’s investments in non-performing debentures are classified as held to maturity because the Company has the intent and ability to hold them until maturity.

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

Restricted cash

Restricted cash is classified as long-term based on the terms of the agreement. Restricted cash at May 31, 2013 and 2012 represents cash held in U.S. banks as collateral for standby letters of credit issued in connection with the Company’s oil and natural gas production activities.

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of May 31, 2013 and 2012.

Oil and natural gas properties

Effective June 1, 2011, the Company follows the successful efforts method of accounting for its oil and natural gas producing activities. The change in accounting principle has been applied retroactively to prior periods. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at May 31, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through May 31, 2013, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months.  Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Oil and natural gas properties are evaluated for potential impairment by field. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets, as applicable. An impairment on proved properties is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to its estimated fair value, which is generally estimated using a discounted cash flow approach. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During fiscal years 2013, 2012 and 2011, the Company recognized impairments on its proved properties of $0, $1.0 million and $0, respectively.

Unproved oil and natural gas properties do not have producing properties. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. The cost of the remaining unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. To do this assessment, management considers estimated potential reserves and future net revenues from an independent expert, the Company’s history in exploring the area, the Company’s future drilling plans per its capital drilling program prepared by the Company’s reservoir engineers and operations management and other factors associated with the area. Impairment is taken on the unproved property cost if it is determined that the costs are not likely to be recoverable. The valuation is subjective and requires management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual results. During fiscal years 2013, 2012 and 2011, the Company recognized impairments on its unproved properties of $0.4 million, $1.0 million and $0, respectively.

Revenue and accounts receivable

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expense.

Accounts receivable — oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable — joint interest consist of amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of May 31, 2013 and 2012.

Dependence on major customers

For the fiscal year ended May 31, 2013, approximately 85% of the Company’s revenues were attributable to sales of oil to two customers, and approximately 11% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. For the fiscal year ended May 31, 2012, approximately 50% of the Company's revenues were attributable to sales of oil to one customer, and approximately 41% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. For the fiscal year ended May 31, 2011, the Company had no major customers and approximately 95% of the Company’s revenues was received from one operator pursuant to a joint operating agreement. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are credit worthy. The Company had no bad debt for the fiscal years ended May 31, 2013, 2012 and 2011.

Other property

Furniture, fixtures and equipment are carried at cost. Depreciation of furniture, fixtures and equipment is provided using the straight-line method over estimated useful lives ranging from three to ten years. Gain or loss on retirement or sale or other disposition of assets is included in income in the period of disposition.

Income taxes

The Company is subject to U.S. federal income taxes along with state income taxes in Texas, New Mexico and Arkansas. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying Consolidated Balance Sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the Company’s Consolidated Statements of Operations. The Company accrues interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the tax rate in effect for the year in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the year of the enacted tax rate change. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Prior to its conversion to a corporation effective July 1, 2011, Black Rock Capital, LLC was organized as a limited liability company and as such was not generally subject to income taxes. Pro forma income tax provision presented in the Company’s Consolidated Statements of Operations for the fiscal year ended May 31, 2011, reflects income tax provision on a pro forma basis after giving effect to the conversion of Black Rock Capital, LLC to a corporation, as if the conversion had occurred on June 1, 2010 and the Company was therefore subject to income taxes.

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

Pro forma financial information

As discussed in Note 1 - Organization, Black Rock Capital, LLC was originally organized as a limited liability company. Following closing of the reverse merger, effective July 1, 2011, its capital structure was changed to that of a corporation. The change resulted in the post-merger company becoming obligated for the tax liabilities for the portion of income generated subsequent to the date of the merger, whereas the previous income and associated liability was passed through to the members of Black Rock Capital, LLC. Pro forma information reflected on the face of the Company’s Consolidated Statements of Operations reflects income tax provision, net income, basic and diluted earnings per share and basic and diluted weighted average shares outstanding for the fiscal year ended May 31, 2011 on a pro forma basis after giving effect to (i) the issuance of 27,000,000 shares of common stock to StoneStreet, (ii) the retirement of 225,000,000 shares of common stock in connection with the reverse merger and (iii) the conversion of Black Rock Capital, LLC to a corporation, as if these transactions had occurred on June 1, 2010. This presentation reflects the Company generating current deferred tax liability for earnings during the period presented.

Derivative financial instruments

All derivative instruments are recorded on the Company’s Consolidated Balance Sheet at fair value. Historically, the Company has not designated its derivative instruments as cash-flow hedges.  Although the Company has not designated its derivative instruments as cash-flow hedges, it uses those instruments to reduce its exposure to fluctuations in commodity prices related to its oil and natural gas production. Unrealized gains and losses, at fair value, are included on the Company’s Consolidated Balance Sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of the Company’s commodity derivative contracts are recorded in earnings as they occur and included in other income (expense) on the Company’s Consolidated Statements of Operations. Realized gains and losses are also included in other income (expense) on the Company’s Consolidated Statements of Operations.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), as updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose both gross information and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The purpose of ASU 2011-11 is to facilitate comparison between entities that prepare their financial statements on a GAAP basis and entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 applies to derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and lending arrangements.  ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

4.   Change in Accounting Policy

The Company elected to adopt the successful efforts method of accounting for its oil and natural gas activities, effective June 1, 2011. The change from the full cost method to successful efforts method is a change in accounting principle. This change in accounting principle is deemed to be material in reporting the Company’s financial statements and therefore the change must be retrospectively adjusted for the cumulative effect for the prior fiscal year. The Company believes the successful efforts method of accounting provides more transparency in presenting the Company’s successes or failures and will more fairly reflect the true cost of its properties and the reserves directly associated with those properties. Further, the successful efforts method of accounting is the preferred method of accounting for oil and natural gas properties. Under this method, property acquisition costs, whether the property is proved or unproved, are capitalized as incurred. For other costs incurred under this method, a direct relationship between costs incurred and specific reserves discovered is required before costs are permitted to be capitalized. Costs that cannot be directly related to the discovery of specific oil and natural gas reserves are expensed immediately as incurred.

The change resulted in a net decrease in depletion and impairment expense of $1.7 million and $0.3 million for the fiscal years ended May 31, 2013 and May 31, 2011, respectively, and a net increase of $1.0 million for the fiscal year ended May 31, 2012. There was a $1.0 million decrease in gross oil and natural gas properties for the fiscal year ended May 31, 2013 and 2012 between the two methods for impairment expense incurred by the Company during the fourth quarter of fiscal 2012. The changes increased loss from operations by $1.0 million for the fiscal year ended May 31, 2012 as reported on the Company’s Consolidated Statements of Operations and decreased retained earnings by $1.0 million as reported on the Company’s Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. The change did not impact cash flows from operations, investing or financing activities. The changes increased loss from operations by $1.7 million for the fiscal year ended May 31, 2013 as reported on the Company’s Consolidated Statements of Operations and decreased retained earnings by $1.7 million as reported on the Company’s Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. The change did not impact cash flows from operations, investing or financing activities.

The following tables compare the Company’s statement of operations and balance sheet information under the successful efforts method of accounting and the full cost method of accounting:

	Fiscal Year Ended May 31, 2013
	Full Cost	Successful Efforts	Effect of Change
(in thousands, except per share amounts)
Revenue:
Oil and natural gas sales	$8,982	$8,982	$—

Operating Expenses:
Exploration expense	849	849	—
Production taxes	536	536	—
Lease operating expenses	1,769	1,769	—
Natural gas transportation and marketing expenses	104	104	—

Depreciation, depletion and amortization	6,258	4,515	(1,743)
Accretion of discount on asset retirement obligation	150	150	—

General and administrative expense	7,822	7,822	—
Total operating expenses	17,488	15,745	(1,743)

Loss from operations	(8,506)	(6,763)	1,743

Total other expense	(4,757)	(4,757)	—

Net loss before income taxes	(13,263)	(11,520)	1,743
Income tax provision	—	—	—
Net loss	(13,263)	(11,520)	1,743
Net income attributable to noncontrolling interest	682	682	—
Net loss attributable to Red Mountain Resources, Inc.	$(13,945)	$(12,202)	$1,743

Net loss per share – basic and diluted	$(0.14)	$(0.12)	$0.02

Basic and diluted weighted average common shares outstanding	101,334	101,334	—

	Fiscal Year Ended May 31, 2012			Fiscal Year Ended May 31, 2011
	Full Cost	Successful Efforts	Effect of Change	Full Cost	Successful Efforts	Effect of Change
(in thousands, except per share amounts)
Revenue:
Oil and natural gas sales	$6,325	$6,325	$—	$3,712	$3,712	$—

Operating Expenses:
Exploration expense	265	265	—	—	—	—
Production taxes	403	403	—	161	161	—
Lease operating expenses	943	943	—	165	165	—
Natural gas transportation and marketing expenses	170	170	—	236	236	—
Depreciation, depletion and amortization	4,193	5,149	956	978	717	(261)
Accretion of discount on asset retirement obligation	44	44	—	9	9	—
General and administrative expense	6,165	6,165	—	293	293	—
Total operating expenses	12,183	13,139	956	1,842	1,581	(261)

Income (loss) from operations	(5,858)	(6,814)	(956)	1,870	2,131	261
Total other income (expense)	(5,618)	(5,618)	—	671	671	—
Net income (loss) before income taxes	(11,476)	(12,432)	(956)	2,541	2,802	261
Income tax provision	—	—	—	—	—	—
Net income (loss)	$(11,476)	$(12,432)	$(956)	$2,541	$2,802	$261
Pro forma income tax provision(1)	—	—	—	(864)	(953)	(89)
Pro forma net income(1)	$(11,476)	$(12,432)	$(956)	$1,677	$1,849	$172
Net income (loss) per share – basic and diluted(1)	$(0.15)	$(0.17)	$0.02	$0.06	$0.07	$0.01
Basic and diluted weighted average common shares outstanding(1)	73,775	73,745	—	27,000	27,000	—

(1)
Reflects net income (loss), income tax provision, basic and diluted net income per share and basic and diluted weighted average common shares outstanding for the fiscal year ended May 31, 2011 on a pro forma basis after giving effect to (i) the issuance of 27,000 shares of common stock to StoneStreet, (ii) the retirement of 225,000 shares of common stock in connection with the reverse merger and (iii) the conversion of Black Rock Capital, LLC to a corporation, as if these transactions had occurred on June 1, 2010.

	May 31, 2013			May 31, 2012
	Full Cost	Successful Efforts	Effect of Change	Full Cost	Successful Efforts	Effect of Change
(in thousands)
Total current assets	$8,377	$8,377	$—	$1,885	$1,885	$—
Total long-term investments	4,279	4,279	—	9,160	9,160	—
Oil and Natural Gas Properties:
Proved properties	78,940	63,891	(15,049)	28,976	25,309	(3,667)
Unproved properties	5,540	19,539	13,999	—	2,617	2,617
Other property and equipment	1,026	1,026	—	570	570	—
Less accumulated depreciation, depletion and amortization	(11,422)	(9,324)	2,098	(5,171)	(4,816)	355
Other assets	1,442	1,442	—	327	327	—
Total assets	$88,182	$89,230	$1,048	$35,747	$35,052	$(695)

Total current liabilities	$16,735	$16,735	$—	$12,270	$12,270	$—
Total long-term liabilities	25,239	25,538	299	2,462	2,462	—
Stockholders’ equity	46,208	46,957	749	21,015	20,320	(695)
Total liabilities and stockholders’ equity	$88,182	$89,230	$1,048	$35,747	$35,052	$(695)

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

Due to increased ownership in Cross Border during the fiscal year ended May 31, 2012, the Company retroactively applied the equity method of accounting to all prior periods presented. The difference between the Company’s gross investment of $7.6 million in Cross Border and equity share of net assets totaling $5.2 million has been allocated to the Company’s investment in Cross Border’s oil and natural gas properties. The excess basis of the Company’s gross investment over the equity share of net assets is depleted each quarter based upon Cross Border’s depletion rate calculated on its oil and natural gas properties. The depletion for the fiscal year ended May 31, 2013 and 2012 was $346,818 and $243,921, respectively.

Due to timing differences in the Company’s and Cross Border’s fiscal year ends and quarterly periods and due to the lack of financial information for Cross Border for the current quarterly period, the Company books its share of Cross Border’s financial activity on a two-month lag. In accordance with the equity method of accounting, the investment is initially recorded at cost and adjusted to reflect the Company’s share of changes in Cross Border’s capital. It is further adjusted to recognize the Company’s share of Cross Border’s earnings as they occur, rather than as dividends or other distributions are received. The Company’s share of Cross Border’s earnings would also include any other-than-temporary declines in fair value recognized during the period. Changes in the Company’s proportionate share of the underlying equity of Cross Border which result from Cross Border’s issuance of additional equity securities are recognized as increases or decreases in stockholders’ equity, net of any related tax effects. The Company recognized losses in its equity investment in Cross Border for net loss by Cross Border of $14,390 and $71,998 for the period June 1, 2012 to January 28, 2013 and the fiscal year ended May 31, 2012, respectively, in the Company’s Consolidated Statements of Operations. The Company consolidated Cross Border beginning January 28, 2013.  See Note 6 – Acquisitions for further discussion.

The following represents Cross Border’s summarized unaudited financial information as of and for the twelve months ended March 31, 2012:

(in thousands)	March 31, 2012
Assets:
Total current assets	$4,059
Noncurrent assets	31,878
Total assets	$35,937
Liabilities:
Total current liabilities	$5,466
Total long-term liabilities	11,824
Equity	18,647
Total liabilities and equity	$35,937
Revenues	$9,320
Income from operations	$1,041
Net income	$21

As of May 31, 2013 and 2012, the Company held 2,502,831 and 2,136,164, respectively, common stock purchase warrants for the purchase of common stock of Cross Border. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016. As discussed in Note 6 - Acquisitions, Cross Border was consolidated as of January 28, 2013 and therefore the warrants had no value as of May 31, 2013. The Company valued the warrants as of May 31, 2012 at $1.5 million using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers and the closing price of Cross Border’s common stock on the OTCBB at May 31, 2012. The changes in fair value have been recorded in unrealized gain (loss) on investment in Cross Border warrants in the Company’s Consolidated Statements of Operations. In determining this valuation, the Company used the following inputs:

May 31,
2012
Market price	1.87
Volatility	77%
Estimated life (years)	4
Risk-free rate	0.67%
Dividend rate	0%

6.   Acquisitions

Acquisitions of properties

In April 2011, the Company acquired two oil and natural gas leases located in the Madera Prospect in Lea County, New Mexico. These fields consist of approximately 1,925 gross acres (1,154 net to the working interests). The purchase price of this property was approximately $4.8 million in cash, including approximately $27,000 in acquisition related costs. The fair value of assets acquired was $4.9 million, offset by an asset retirement obligation of $0.1 million. At acquisition, the two leases comprised a 100% working interest and a 75% net revenue interest in one producing well, a 55.5% working interest and a 41.6% net revenue interest in a second producing well and a 41.4% working interest and a 31.0% net revenue interest in a shut-in well.

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

The following table presents unaudited pro forma comparative data that reflects the Company's revenue, income before income taxes, net income and income per share for the twelve months ended May 31, 2011, as if the Madera properties had been acquired as of June 1, 2010:

(in thousands, except per share amounts)	Madera Properties	Red Mountain Resources, Inc.	Pro Forma
Revenues	$400	$3,712	$4,112
Income before income taxes	313	2,802	3,115
Net income	$313	$1,849	$2,162
Basic and diluted income per common share	$0.01	$0.07	$0.08

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

On August 16, 2011, the Company acquired a 100% working interest with a 75% net revenue interest in unproved oil and natural gas interests within the Martin Lease in Andrews County, Texas in exchange for 320,000 shares of the Company’s common stock. The fair value of the assets acquired and the shares issued was $320,000 based on the market approach and private placement value, respectively.

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

The following transactions have been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has not finalized the determination of the fair values of the assets acquired and liabilities assumed and, therefore, the fair values of oil and gas properties set forth are subject to adjustment when the valuations are completed. Under GAAP, companies have one year following an acquisition to finalize acquisition accounting.

Cross Border Resources, Inc.

On January 28, 2013, Red Mountain acquired 5,091,210 shares of common stock of Cross Border from a limited number of stockholders of Cross Border in exchange for the issuance of 10,182,420 shares of common stock of Red Mountain, bringing its total ownership to 78% of the outstanding Cross Border common stock. Prior to January 28, 2013, Red Mountain accounted for its investment in Cross Border as an equity method investment. After January 28, 2013, Red Mountain consolidates Cross Border and prior periods are not restated. The Company incurred transaction expense of $0.9 million for the year ended May 31, 2013 in connection with its acquisition of Cross Border.

Prior to this acquisition, the Company owned 47% of Cross Border’s outstanding common stock. In accordance with ASC 805, the Company accounted for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $0.7 million difference between fair value and its carrying value as gain on consolidation of Cross Border Resources, Inc. in the Company’s Consolidated Statements of Operations. The acquisition date fair value of the Company’s ownership of 78% of Cross Border’s outstanding common stock was approximately $21.3 million, and the carrying value was approximately $20.6 million. This fair value was determined using a market approach, which includes significant unobservable inputs.

The Company consolidated the results of operations of Cross Border for the four month period from January 28, 2013 to May 31, 2013. Accordingly, the Company recorded a $2.0 million charge to accumulated deficit for the two-month lag resulting from differences in the Company’s and Cross Border’s fiscal year ends and quarterly periods.

On April 26, 2013, the Company issued 575,306 shares of common stock to certain shareholders of Cross Border as consideration for the purchase of 287,653 shares of Cross Border’s common stock.  The aggregate value of the common stock issued was $460,245. Management determined the fair value based on the closing price of the Company’s common stock on the OTCBB on the date of issuance. The additional shares increased the Company’s ownership in Cross Border’s outstanding common stock to 83%.

Red Mountain recorded the initial step acquisition as follows:

(in thousands)
Purchase Price:
Fair value of 20,542 Red Mountain shares exchanged for Cross Border common stock	$18,282
Cash acquisition of Cross Border common stock	3,492
Acquisition of Cross Border note payable and accrued interest	697
Total consideration paid	$22,471

Add: Estimated Fair Value of Liabilities Assumed:
Accounts payable	$4,794
Asset retirement obligations	3,329
Environmental liability	2,100
Line of credit	8,750
Creditors payable	1,353
Accrued expense and other liabilities	114
Amount attributable to liabilities assumed	20,440
Noncontrolling interest	6,359
Total purchase price	$49,270

Estimated Fair Value of Net Assets Acquired:
Cash	$279
Accounts receivable	2,815
Prepaid and other current assets	451
Derivative assets	35
Other property and equipment	52
Proved oil and gas properties	29,376
Unproved oil and gas properties	16,208
Other long-term assets	54
Amount attributable to net assets acquired	$49,270

Based on the results of the Company’s comprehensive reserve report at June 1, 2013 and review of working capital of Cross Border, the Company increased the fair value of Cross Border’s proved oil and gas properties from $20.0 million to $29.4 million and decreased the fair value of Cross Border’s unproved oil and gas properties from $25.1 million to $16.2 million.  The fair value of Cross Border’s oil and gas properties are subject to adjustment when the valuations are finalized.

The Company and Cross Border are parties to a Technical Service Agreement under which the Company provides operational services, such as workovers, for Cross Border’s operated wells which costs are eliminated on consolidation.

Bamco Gas, LLC

On December 10, 2012, Red Mountain issued 2,375,000 shares of common stock to the indenture trustee of certain debentures of Bamco pursuant to a purchase agreement in which Red Mountain agreed to acquire certain assets of the receivership estate of Bamco, mainly consisting of working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties in Texas. Bamco was considered a related party prior to the transaction because Alan Barksdale, the chief executive officer and chairman of the board of Red Mountain was the receiver for the receivership estate. As part of the consideration paid, the Company executed a waiver and release of a certain claim against the receivership estate of Bamco for a $2.7 million note receivable that the Company deemed uncollectible in 2011. Transaction expense incurred in the acquisition of Bamco’s assets was not material.

Red Mountain recorded the purchase price as follows:

(in thousands)

Purchase Price:
Fair value of 2,375 Red Mountain shares issued	$2,232
Asset retirement obligations assumed	403
Post-closing adjustments	84
Total purchase price	$2,719

Estimated Fair Value of Net Assets Acquired:
Proved oil and gas properties	$1,909
Unproved oil and gas properties	810
Amount attributable to net assets acquired	$2,719

Pro forma results of operations

The following table presents the unaudited pro forma results of operations as though the acquisitions of Cross Border and Bamco had occurred as of June 1, 2010 (in thousands, except per share amounts):

	Fiscal Year Ended May 31,
	2013	2012
Revenues	$17,118	$18,101
Loss from operations	(13,821)	(3,711)
Net loss	(18,709)	(9,088)
Basic and diluted net loss per common share	$(0.18)	$(0.09)

7.   Oil and Natural Gas Properties and Other Property and Equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

	May 31,
(in thousands)	2013	2012
Oil and natural gas properties:
Proved	$63,891	$25,309
Unproved	19,539	2,617
Total oil and natural gas properties	83,430	27,926
Less accumulated depletion and impairment	(9,140)	(4,756)
Net oil and natural gas properties capitalized costs	$74,290	$23,170

At May 31, 2013 and 2012, the capitalized costs of the Company’s oil and natural gas properties included (i) $39.2 million and $8.1 million, respectively, relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and (ii) $21.9 million and $17.0 million, respectively, relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the fiscal years ended May 31, 2013, 2012 and 2011, the Company incurred approximately $0.8 million, $0.3 million, and $0 in exploratory drilling costs, of which all amounts were included in exploration expense. The Company had no transfers of exploratory well costs to proved properties during the fiscal years ended May 31, 2013, 2012 and 2011.

In January 2013, the Company executed a Stipulation of Interest and Cross Conveyance Agreement with Chevron Midcontinent, L.P. (“Chevron”) which provides for the purchase and sale of oil and natural gas leasehold interests and associated wells across lands owned by the Company and Chevron in Lea County, New Mexico. In conjunction with the transaction, the Company received $255,000 and a working interest in a portion of the leasehold owned by Chevron, and Chevron received a working interest in a portion of the leasehold owned by the Company.

The Company recorded $0.4 million of impairment related to its unproved oil and natural gas properties during the fiscal year ended May 31, 2013 related to expiring acreage. The Company recorded a $1.0 million expense on its unproved oil and natural gas properties during the fiscal year ended May 31, 2012 attributable to expired leases on its Pawnee Prospect and the abandonment of its Bayou Darbonne Prospect. The expense is included in exploration expense in the Company’s Consolidated Statements of Operations.  The Company did not have any impairment to its unproved properties for the fiscal year ended May 31, 2011.

The Company recorded $1.0 million in impairment charges on its proved properties for the fiscal year ended May 31, 2012, primarily due to a decline in reserves and production associated with wells on its Pawnee Prospect, which was included in depreciation, depletion, amortization and impairment in the Company’s Consolidated Statements of Operations.  There was no impairment to the Company’s proved properties during the fiscal years ended May 31, 2013 and 2011.

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

	May 31,
(in thousands)	2013	2012
Other property and equipment	$1,026	$570
Less accumulated depreciation and amortization	(184)	(60)
Net property and equipment	$842	$510

8.   Asset Retirement Obligations

The following table presents the balance and activity of the Company’s ARO for the periods indicated:

	Fiscal Year Ended May 31,
(in thousands)	2013	2012
Asset retirement obligations at beginning of period	$836	$240
Liabilities incurred	22	632
Liabilities settled	(53)	—
Acquisitions	3,728	—
Accretion expense	150	44
Revisions in estimated liabilities	296	(80)
Asset retirement obligations at end of period	$4,979	$836
Less: current portion	228	—
Long-term portion	$4,751	$836

During the fiscal year ended May 31, 2013, the Company recorded an upward revision to previous estimates for its ARO primarily due to changes in the estimated future cash outlays.

9.   Derivatives

At May 31, 2013, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period		Contract Type	Volume Transacted	Contract Price
Crude Oil
Fiscal year 2014-2015	Collar - Minimum	Option	437-1,936 Bbls/month	$80.00/Bbl
Fiscal year 2014-2015	Collar - Maximum	Option	437-1,936 Bbls/month	$100.50/Bbl
Fiscal year 2014-2015		Swap	2,000 Bbls/month	$93.50/Bbl
Fiscal year 2014		Swap	1,000 Bbls/month	106.50/Bbl

The following table summarizes the fair value of the Company’s open commodity derivatives as of May 31, 2013 and 2012 (in thousands):

	Balance Sheet Location	Fair Value
		May 31,
		2013	2012
Derivatives not designated as hedging instruments
Commodity derivatives	Commodities derivative asset	$265	$—

The following table summarizes the change in the fair value of the Company’s commodity derivatives (in thousands):

	Income Statement Location	Fiscal Year Ended May 31,
		2013	2012	2011
Derivatives not designated as hedging instruments
Commodity derivatives	Realized gain on commodity derivatives	$49	$—	$—
	Unrealized gain on commodity derivatives	230	—	—
		$279	$—	$—

Unrealized gains and losses, at fair value, are included on the Company’s Consolidated Balance Sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of the Company’s commodity derivatives contracts are recorded in earnings as they occur and included in other income (expense) on the Company’s Consolidated Statements of Operations. The Company estimates the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. The Company internally valued the option contracts using industry-standard option pricing models and observable market inputs. The Company uses its internal valuations to determine the fair values of the contracts that are reflected on its Consolidated Balance Sheets. Realized gains and losses are also included in other income (expense) on its Consolidated Statements of Operations.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its commodity derivatives positions and has considered the exposure in its internal valuations. However, the Company does not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.

In connection with the closing of the Credit Agreement, the Company was required to enter into hedging agreements effectively hedging at least 50% of the oil volumes of the Company and its subsidiaries.  At the same time, the Company entered into a Novation Agreement with BP Energy Company that transferred Cross Border’s then-existing swap agreements to the Company.  Pursuant to an Inter-Borrower Agreement between the Company and Cross Border, the Company allocates these swap agreements back to Cross Border and may allocate future hedging agreements related to Cross Border’s production to Cross Border.

10.   Fair Value Measurements

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

The following table summarizes the valuation of the Company’s financial assets and liabilities at May 31, 2013 and 2012:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2013
Assets:
Commodities derivatives	$—	$265	$—	$265
Oil and gas properties impairment (nonrecurring)	—	—	(411)	(411)
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	—	—	4,279	4,279
Total	$—	$265	$3,868	$4,133

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(4,979)	$(4,979)
Derivative liability	—	(34)	—	(34)
Environmental remediation liability	—	—	(2,088)	(2,088)
Total	$—	$(34)	$(7,067)	$(7,101)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2012
Assets:
Investment in Cross Border Resources, Inc. warrants	$—	$1,519	$—	$1,519
Oil and gas properties impairment (nonrecurring)	—	—	(1,051)	(1,051)
Total	$—	$1,519	$(1,051)	$468

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(836)	$(836)
Total	$—	$—	$(836)	$(836)

The following is a summary of changes to fair value measurements using Level 3 inputs during the fiscal years ended May 31, 2013 and 2012:

(in thousands)	Environmental Liability	2009A and 2009B Debentures
Balance, May 31, 2011	$—	$—
Unrealized gain (loss) recorded in earnings	—	—
Balance, May 31, 2012	—	—
Acquisitions	(2,100)	—
Settlement of liabilities	12	—
Acquired debentures	—	4,782
Unrealized gain (loss) recorded in earnings	—	(503)
Balance, May 31, 2013	$(2,088)	$4,279

The Company accounts for additions to AROs and oil and natural gas properties at fair value on a non-recurring basis.  The Company’s accounting policies for AROs are discussed in Note 3, and reconciliations of the Company’s AROs are provided in Note 8 for the periods presented. For purposes of fair value measurement, the Company determined that additions to AROs should be classified as Level 3. The Company recorded additions to AROs of approximately $22,000 and $632,000 in fiscal years 2013 and 2012, respectively.

The Company’s accounting policies for oil and gas properties are discussed in Note 3. For purposes of fair value measurement, the Company determined that oil and natural gas properties should be classified as Level 3. See Note 7 for a discussion of impairment recorded during fiscal years 2013 and 2012.

11.   Debt

As of the dates indicated, the Company’s debt consisted of the following:

	May 31,
(in thousands)	2013	2012
Credit Facility	$19,800	$—
Line of credit with FSB	—	1,787
Notes payable:
Subordinated Note	500	—
Replacement Note with FSB	—	2,327
Senior secured promissory note	—	4,000
Convertible notes payable, net of discount of $442 and $1,192	3,308	1,558
Total debt	23,608	9,672
Less: short-term portion	3,808	8,114
Long-term debt	$19,800	$1,558

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with Cross Border, Black Rock and RMR Operating, LLC (the Company, Cross Border, Black Rock and RMR Operating, LLC, jointly and severally, the “Borrowers”) and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (as amended, the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on August 31 and February 28 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of May 31, 2013, the borrowing base was $20.0 million.

A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

Amounts outstanding under the Credit Facility will bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of May 31, 2013, the interest rate was 4%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.
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

The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company starting May 31, 2013, requiring the Borrowers to maintain a ratio of (i) the Borrowers’ and their consolidated subsidiaries’ consolidated current assets (inclusive of the unfunded commitment amount under the Credit Agreement) to consolidated current liabilities (exclusive of the current portion of long-term debt under the Credit Agreement) of at least 1.00 to 1.00; (ii) the Borrowers’ and their subsidiaries’ consolidated “Funded Debt” to consolidated EBITDAX (for the four fiscal quarter period then ended) of less than 3.50 to 1.00; and (iii) the Borrowers’ and their subsidiaries’ consolidated EBITDAX to interest expenses (each for the four fiscal quarter period then ended) of at least 3.00 to 1.00. Funded Debt is defined in the Credit Agreement as the sum of all debt for borrowed money, whether as a direct or reimbursement obligor. EBITDAX is defined in the Credit Agreement as (a) consolidated net income plus (b) (i) interest expense, (ii) income taxes, (iii) depreciation, (iv) depletion and amortization expenses, (v) dry hole and exploration expenses, (vi) non-cash losses or charges on any hedge agreements resulting from derivative accounting, (vii) extraordinary or non-recurring losses, (viii) expenses that could be capitalized under GAAP but by election of Borrowers are being expensed for such period under GAAP, (ix) costs associated with intangible drilling costs, (x) other non-cash charges, (xi) one-time expenses associated with transactions associated with (b)(i) through (iv), minus (c)(i) non-cash income on any hedge agreements resulting from FASB Statement 133, (ii) extraordinary or non-recurring income, and (iii) other non-cash income.

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

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. On February 21, 2013, pursuant to the terms of the Credit Agreement, the Company entered into a hedge agreement with BP Energy Company to hedge a portion of the future oil production of the Borrowers.

As of May 31, 2013, the Company had $19.8 million outstanding under the Credit Facility and had availability of $0.2 million.  The Company was not in compliance with all of the financial covenants under the Credit Facility described above at May 31, 2013, but received a waiver of this non-compliance effective September 12, 2013.

Line of credit with First State Bank

On June 18, 2010, Black Rock, Mr. Barksdale and Ernest Bartlett, the managing member of a shareholder of the Company, entered into a three year, $3.5 million line of credit with First State Bank of Lonoke (“FSB”). Loans borrowed under the line of credit accrued interest at the bank’s reference rate plus 275 basis points and were payable on demand, or if no demand was made, matured on June 18, 2013. The line of credit was secured by a lien against (i) the Company’s Villarreal, Frost Bank, Resendez and La Duquesa properties, (ii) 2,136,164 shares of Cross Border common stock owned by the Company and (iii) certain property owned by Mr. Bartlett. As co-signers, Mr. Barksdale and Mr. Bartlett were personally obligated for the repayment of borrowings under this line of credit.

Pursuant to the terms of the line of credit, until amounts outstanding under the line of credit were repaid, Black Rock could not, without the lender’s consent, among other things and subject to certain exceptions, (i) cease business or engage in any new line of business that is materially different from its current business; (ii) enter into any merger, consolidation, or acquisition of substantially all of the assets of another entity; (iii) materially change its legal structure, management, ownership or financial condition; (iv) effect a domestication, conversion or interest exchange; (v) incur indebtedness; or (vi) sell, lease, assign, transfer or dispose of substantially all of its assets.

The promissory note had substantially the same events of default as the June 29, 2011 promissory note discussed below under “— Replacement Note and Bamco Note Receivable.” In addition, an event of default included the removal of Mr. Barksdale as president and chief executive officer of Black Rock.

On June 18, 2010, Black Rock, Mr. Barksdale and Mr. Bartlett borrowed $3.5 million and issued a $3.5 million promissory note to FSB under the line of credit. Pursuant to the promissory note, the loan was payable on demand, or if no demand was made, was due on June 18, 2013. Borrowings could be repaid at any time without penalty. If FSB declared a default under the loan, interest would accrue on the principal at a rate of 18% per annum. In addition, pursuant to the promissory note, First State Bank of Lonoke lock boxed all funds from net production due to Black Rock. Funds received were first applied to accrued interest, and any remaining amount of funds were applied to the outstanding principal.

On February 5, 2013, the Company used a portion of the proceeds from the Credit Facility to repay the line of credit in full.

Notes Payable

Subordinated Note

On February 6, 2013, the Company issued an Unsecured Subordinated Promissory Note (as amended, the “Subordinated Note”) in the aggregate principal amount of $500,000 payable to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (the “Note Lender”). The Subordinated Note matures on July 31, 2013 and accrues interest at a rate of 12% per annum, payable monthly. The Subordinated Note was amended to extend the matuirty date. See Note 17 – Subsequent Events. Upon an event of default, interest will accrue on all outstanding principal at a rate of the lesser of (i) 18% per annum or (ii) the maximum rate permitted by applicable law.

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

The Replacement Note accrued interest at a rate of 6% per annum. If FSB declared a default, interest would accrue on the principal at a rate of 18% per annum. The Replacement Note was payable on demand, or if no demand was made, was due on June 29, 2014. In addition, the Company was required to make a principal payment of $540,000 on June 29, 2013. The note could be prepaid at any time without penalty.

The Replacement Note was secured by (i) a pledge of all of the common stock of Black Rock; (ii) 2,000,000 shares of common stock of the Company held by StoneStreet and (iii) a lien against the Company’s Villarreal, Frost Bank, Resendez and La Duquesa properties. As co-signers, Mr. Barksdale and Mr. Bartlett were personally obligated for the repayment of borrowings under this Replacement Note.

Pursuant to the terms of a commercial loan agreement related to the Replacement Note, until amounts outstanding under the loan were repaid, Black Rock could not, without the lender’s consent, among other things and subject to certain exceptions, (i) cease business or engage in any new line of business that is materially different from its current business; (ii) enter into any merger, consolidation, or acquisition of substantially all of the assets of another entity; (iii) materially change its legal structure, management, ownership or financial condition; (iv) effect a domestication, conversion or interest exchange; (v) incur indebtedness; or (vi) sell, lease, assign, transfer or dispose of substantially all of its assets.

An event of default included, among other events, the following occurrences by any of Black Rock, Mr. Barksdale or Mr. Bartlett: (i) failure to make payment when due; (ii) insolvency or bankruptcy of the Company, any co-signer, endorser, surety or guarantor; (iii) the death or declaration of incompetency of any co-signer or majority owner or partner; (iv) merger; (v) dissolution; (vi) reorganization; (vii) name change; (viii) failure to perform any condition or keep any promise or covenant under the loan agreement; (ix) default of any other agreements with FSB; (x) a misrepresentation in any verbal or written statement or financial information; (xi) failure to satisfy or appeal a judgment; (xii) use of the property securing the loan in a manner or for a purpose that threatens confiscation by a legal authority; (xiii) a transfer of all or substantially all of Black Rock or the co-signer’s property; (xiv) a determination by FSB that the value of its security has declined or is impaired; (xv) a material change in business, ownership, management or financial condition; or (xvi) FSB’s determination in good faith that its prospect for payment are impaired for any reason.

In addition, pursuant to the Replacement Note, FSB lock boxed all funds from net production due to Black Rock. Funds received were first applied to accrued interest, and any remaining amount of funds was applied to the outstanding principal.

On February 5, 2013, the Company used a portion of the proceeds from the Credit Facility to repay the Replacement Note in full.

Senior secured promissory note

The Company issued a senior secured promissory note dated November 16, 2011 payable to Hyman Belzberg, William Belzberg, Caddo Management, Inc. and RMS Advisors, Inc. (the “Lenders”) in an aggregate principal amount of $4.0 million (the “Original Note”). The senior secured promissory note accrued interest at a rate of 12% per annum, was payable monthly and matured on the earlier of November 16, 2012 or the date the senior secured promissory note was terminated, whether by its terms, by prepayment or by acceleration. Upon an event of default, interest would accrue on all outstanding principal and interest at a rate of 18% above the per annum rate otherwise applicable.

All of the Company’s obligations were guaranteed, jointly and severally, by Black Rock and RMR Operating, LLC, wholly owned subsidiaries of the Company. The promissory note was the Company’s senior obligation and was secured by (i) second priority real property liens against its Villarreal, Frost Bank, Resendez and La Duquesa properties, (ii) a first priority real property lien against all of its then existing properties, and (iii) a stock pledge agreement with the Lenders, dated November 30, 2011, with respect to a second lien on 2,136,164 shares of Cross Border common stock owned by the Company.

The promissory note contained customary non-financial covenants governing the conduct of the Company’s business and the maintenance of its properties.

Under the terms of the senior secured promissory note, for so long as the promissory note was outstanding, the Company was prohibited from incurring any future indebtedness secured by all or any portion of the collateral without the prior written consent of Lenders.

An event of default under the senior secured promissory note included, among other things, (i) failure to make payments when due; (ii) any representation or warranty proved false; (iii) failure to comply with any covenant; (iv) violation of any provision of the note; (v) bankruptcy or insolvency; (vi) the Lenders determine in their sole and absolute discretion that the promissory note or related documents shall, for any reason, fail or cease to create a valid and perfected lien on or security interest in any or all of the collateral or the collateral shall be compromised, encumbered, cancelled, expired, terminated or otherwise rescinded; (vii) the Lenders determine in their sole but reasonable discretion that the Company is unable in the ordinary course of business to pay its debts as they are due or its debts exceed the fair market value of all of its assets and property; or (viii) a default under any of the Company’s material agreements.

On December 10, 2012, the Company entered into a Loan Modification Agreement (the “Loan Agreement”) with the Lenders. Pursuant to the Loan Agreement, the Company and the Lenders agreed to modify the senior secured promissory note to increase the amount of the Original Note to $6.0 million. Pursuant to the Loan Agreement, the Company entered into an Amended and Restated Senior Secured Promissory Note of Red Mountain Resources, Inc. (the “Amended and Restated Note”) with the Lenders, dated as of December 10, 2012, in the aggregate principal amount of $6.0 million. The Amended and Restated Note was repaid at maturity on February 14, 2013. The Amended and Restated Note accrued interest at a rate of 12% per annum.

Pursuant to the Loan Agreement, the Company issued warrants to purchase shares of common stock of Red Mountain (the “Warrants”) to (i) Hyman Belzberg for the purchase of 75,000 shares of the Company’s common stock, (ii) William Belzberg for the purchase of 75,000 shares of the Company’s common stock and (iii) Caddo Management, Inc. for the purchase of 50,000 shares of the Company’s common stock. Each of the Warrants has an exercise price of $1.00 per share, subject to certain customary adjustments, and is exercisable through December 1, 2014. On the date of issuance, the warrants were valued at $97,000.  Management determined the fair value of the warrants using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The volatility and remaining term was 76% and 1.5 years, respectively.

Convertible notes payable

On November 25, 2011, the Company issued convertible promissory notes to each of Hohenplan Privatstiftung, Personalversorge der Autogrill Schweiz AG and SST Advisors, Inc. in an aggregate principal amount of $2.75 million. The convertible promissory notes are due and payable on November 25, 2013 and bear interest at a rate of 10% per annum. Prior to repayment, the holders of the convertible promissory notes have the option of converting all or any portion of the unpaid balance of the convertible promissory notes (including accrued and unpaid interest) into shares of the Company’s common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions. The value of the beneficial conversion feature of the three convertible promissory notes was $1.6 million at the date of issuance based on the difference between the conversion price and the Company’s closing price per common share. The beneficial conversion feature has been recorded as a discount to the convertible notes payable and to additional paid-in-capital and will be amortized to interest expense over the life of the convertible promissory notes. The Company amortized $0.8 million of the discount to interest expense during the fiscal year ended May 31, 2013.

On July 30, 2012, the Company issued a convertible promissory note (the “Convertible Note”) in the principal amount of $1.0 million to Hohenplan Privatstiftung (the “Holder”). The Convertible Note accrues interest at a fixed rate of 10% per annum. The entire principal amount of the Convertible Note together with accrued but unpaid interest is due on July 30, 2013. The Holder has the option of converting all or a portion of the principal amount of the Convertible Note, plus accrued but unpaid interest, into shares of the Company’s common stock. Subject to adjustment upon certain events, the conversion price is equal to the lower of (a) $0.85 per share and (b) the lowest price at which the Company’s common stock is sold in an equity financing for cash prior to the maturity date.

The Company determined that the terms of the Convertible Note contained a down round provision under which the conversion price could be decreased as a result of future equity offerings. Accordingly, the conversion feature was accounted for as a derivative liability and discount on note payable. On February 5, 2013, the Company closed a private placement of 7,058,823 shares of common stock at a purchase price of $0.85 per share, from certain of the initial investors in the Company. As a result, the conversion price of the Convertible Note was adjusted from $1.50 to $0.85. The fair value of the discount on Convertible Note was approximately $34,000 as of May 31, 2013, resulting in an unrealized gain of approximately $0.3 million during the fiscal year ended May 31, 2013. The Company determined the fair value of the discount using the Black-Scholes option pricing model. The Company amortized approximately $0.3 million of the discount to interest expense during the fiscal year ended May 31, 2013.

Other indebtedness

At May 31, 2011, the Company had outstanding (i) unsecured promissory notes in the aggregate principal amount of $2.6 million; (ii) a secured promissory note in the principal amount of $10,000; and (iii) notes payable to a related party in the aggregate principal amount of $5.8 million.  During fiscal 2012, (i) the Company converted $200,000 of the unsecured promissory notes to a 10% convertible note and subsequently repaid in full the outstanding amounts under the unsecured promissory notes and the convertible note; (ii) paid in full the secured promissory note; and (iii) eliminated the notes payable to a related party in connection with the reverse merger with Black Rock.

The following is a schedule by year of future principal payments required under the Credit Facility and the notes described above as of May 31, 2013:

(in thousands)
Fiscal Years Ending May 31,
2014	$3,808
2015	—
2016	19,800
Total	$23,608

12.   Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

(dollars in thousands, except per share amounts)	Fiscal Year Ended May 31,
	2013	2012	2011
Net (loss) income (numerator):			(pro forma unaudited)
Net (loss) income attributable to Red Mountain Resources, Inc.—basic	$(12,202)	$(12,432)	$2,802
Weighted average shares (denominator):
Weighted average shares—basic	101,334	73,775	27,000
Weighted average shares—diluted (1) (2)	101,334	73,775	27,000
Loss per share:
Basic	$(0.12)	$(0.17)	$0.10
Diluted	$(0.12)	$(0.17)	$0.10

(1) Warrants to purchase approximately 3,618,424 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the fiscal year ended May 31, 2013.
(2) Warrants to purchase approximately 1,617,590 shares of the Company’s common stock and 45,297 shares payable for director compensation were excluded from this calculation because they were anti-dilutive during the fiscal year ended May 31, 2012.

13.   Equity

As of May 31, 2013, the Company was authorized to issue (i) 500,000,000 shares of common stock, par value $0.00001 per share, of which 126,918,291 shares were issued and 125,961,731 were outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.0001 per share, none of which was outstanding.

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

In connection with the private placement, on July 20, 2011 and September 12, 2011, the Company granted three investors each the right to purchase an additional $3.0 million worth of shares of the Company’s common stock. If exercised, the shares would be sold to the investor at a price equal to the lesser of (i) $1.10 per share or (ii) the average closing price of the Company’s common stock during the period from five days prior to the investor exercising its right to purchase the shares and ending five days after such exercise. The Company accounts for the warrants as a derivative liability since the final exercise price is contingent upon market prices. Changes in fair value are recorded as unrealized gain on warrant liability in the Company’s Consolidated Statements of Operations. The Company recorded $2.2 million of issuance costs representing the grant date fair value. Management determined the fair value of the warrants using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The range for volatility and remaining term was 93% to 94% and 0.3 years to 0.45 years, respectively.

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

In November 2011, the Company issued 200,000 shares of its common stock to a broker as payment for a fee related to obtaining the $4.0 million loan from the Lenders. On the date of issuance, the shares of common stock were valued at $318,000 based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

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

During the fiscal years ended May 31, 2013 and 2012, the Company issued an aggregate of 19,595,478 and 4,803,957 shares, respectively, of common stock and paid an aggregate of $0 and $287,532 in cash, respectively, to certain shareholders of Cross Border as consideration for the purchase of an aggregate of 9,490,342 and 2,701,261 shares, respectively, of Cross Border’s common stock, including 218,535 shares of Cross Border’s common stock purchased from Mr. Ford on August 12, 2011, in exchange for the issuance of 273,169 shares of the Company’s common stock. The aggregate value of the common stock issued during the fiscal years ended May 31, 2013 and 2012 was $18.6 million and $4.8 million, respectively, including the common stock issued to Mr. Ford which was valued at $346,925. Management determined the fair value based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

During the fiscal year ended May 31, 2013, the Company entered into debenture purchase agreements with holders of Series 2009A Debentures (the “2009A Debentures”) and holders of Series 2009B Debentures (the “2009B Debentures”) of O&G Leasing, LLC (“O&G”) pursuant to which the holders agreed to sell an aggregate of $3.8 million and $2.4 million principal amount of 2009A Debentures and 2009B Debentures, respectively, plus any accrued and unpaid interest, in exchange for the issuance of an aggregate of 5,693,292 shares of the Company’s common stock. The 2009A Debentures and 2009B Debentures are recorded as debentures – held to maturity on the Company’s Consolidated Balance Sheet. On the date of issuance, the shares of common stock were valued at $4.8 million based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

On February 5, 2013, Red Mountain accepted subscriptions in a private placement for the purchase of an aggregate of 7,058,823 shares of common stock at a purchase price of $0.85 per share, for net proceeds to Red Mountain of $5.5 million. On the date of issuance, the shares of common stock were valued at $6.0 million based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

On February 28, 2013, the Company entered into letter agreements with two creditors of Pure Energy Group, Inc. (“Pure Energy”), the predecessor to Cross Border. Pursuant to a plan of reorganization for Pure Energy approved by the United States Bankruptcy Court, the creditors were entitled to receive an aggregate of $1.3 million in fees for their claims from the future net revenues of Cross Border. Pursuant to the letter agreements, Cross Border paid half of the fees in cash, and the Company issued an aggregate of 745,854 shares of common stock to the creditors for payment of the other half of the fees. On the date of issuance, the shares of common stock were valued at $626,517 based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

On May 3, 2013, the Company closed a private placement for 3,529,412 shares of common stock at a purchase price of $0.85 per share, raising net proceeds of $2.8 million, pursuant to subscription agreements with certain of the initial investors in the Company.  On May 3, 2013, the Company also issued (i) 250,000 shares of common stock to a broker as compensation for broker services provided in connection with a private placement of the Company’s common stock in February 2013; and (ii) an aggregate of 259,961 shares of common stock to certain consultants as compensation for consulting services provided to the Company. On the date of these issuances, the shares of common stock were valued at $3.4 million based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

14.   Income Taxes

Income tax expense differs from the statutory amounts as follows:

	Fiscal Year Ended May 31,
(dollars in thousands)	2013	2012
Income taxes at U.S. statutory rate	$(4,149)	$(4,227)
Deferred state income tax expense	(268)	(318)
Change in tax status	—	530
Permanent differences	626	269
Change in valuation allowance	3,791	3,746
Total tax expense	$—	$—

Prior to its conversion to a corporation effective July 1, 2011, Black Rock Capital, LLC was organized as a limited liability company and as such was not generally subject to income taxes.  As a result, no tax amounts are reflected for fiscal 2011.

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets were as follows:

	Fiscal Year Ended May 31,
(dollars in thousands)	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$15,978	$6,643
Oil and natural gas properties	(9,706)	(3,818)
Derivatives	—	(104)
Bad debt	8	1,010
Capitalized Transaction Costs	472	—
Environmental liabilities	768	—
Equity in earnings from Cross Border	(13)	116
Gross deferred tax assets	7,507	3,847
Valuation allowance	(7,507)	(3,847)
Net deferred taxes	$—	$—

At May 31, 2013, the Company had approximately $43.5 million of pre-tax net operating loss carryforwards (“NOLs”). These carryforwards begin to expire in 2030. Due to the change in control of Cross Border on January 28, 2013, the Company’s ability to utilize the NOLs of Cross Border will be subject to limitations under applicable tax laws.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors Company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company's NOLs and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. The Company establishes a valuation allowance to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At May 31, 2013, the Company had a valuation allowance of $7.8 million related to its deferred tax assets.

As of May 31, 2013, the Company had no unrecognized tax benefits. Black Rock Capital, LLC’s tax returns for the years ended December 31, 2011 – 2009 and stub period ended June 30, 2011, the Company’s tax returns for the fiscal years ended May 31, 2013 and 2012, stub period ended May 31, 2011, and the fiscal years ended January 31, 2011 and 2010, and Cross Border's tax returns for the years ended December 31, 2013 – 2009, are open to examination by the major taxing jurisdictions to which the Company is subject.

15.   Commitments and Contingencies

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

Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”), with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border in the amount of $751,334, representing amounts purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. Cross Border disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. Cross Border intends to vigorously defend the action.

In addition to the foregoing, in the ordinary course of business, the Company is periodically a party to various litigation matters that it does not believe will have a material adverse effect on its results of operations or financial condition.

Environmental issues

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

As of May 31, 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border expects to incur these expenditures over a twenty-four month period beginning in April 2013.

Leases

As of May 31, 2013, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana and rented corporate housing in Richardson, Texas under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $24,000 per month and have remaining lease terms ranging from 2 months to 40 months. The following is a schedule by year of future minimum rental payments required under these lease arrangements as of May 31, 2013:

(in thousands)
Fiscal Years Ending May 31,
2014	$236
2015	177
2016	180
2017	60
2018	—
Total	$653

Rent expense under the Company’s lease arrangements amounted to approximately $296,000, $202,000, and $2,400 for the fiscal years ended May 31, 2013, 2012, and 2011, respectively.

16.   Related Party Transactions

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

The Company entered into an arrangement with R.K. Ford and Associates and Cabal Energy relating to the operations of the Good Chief State #1 and Big Brave State #1 wells, and a contract for drilling services with Western Drilling on the Company’s Madera 24-2H well. Each of these entities are owned or partially owned by Randell K. Ford, a director of the Company. During the fiscal years ended May 31, 2013 and 2012, the Company paid an aggregate of $0.2 million and $5.0 million, respectively, to these entities for engineering, drilling and completion services. In addition, the Company is a party to a lease agreement with R.K. Ford and Associates, pursuant to which the Company leases office space in Midland, Texas. During each of the fiscal years ended May 31, 2013 and 2012, the Company paid $25,200 to R.K. Ford and Associates pursuant to the lease agreement.

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

On December 10, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bamco. Mr. Barksdale was the receiver for the receivership estate of Bamco. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties in Texas (the “Bamco Properties”). On December 10, 2012, pursuant to the Asset Purchase Agreement, the Company issued 2,375,000 shares of common stock to the indenture trustee of certain debentures of Bamco, and executed a waiver and release of a claim against the receivership estate of Bamco for a $2.7 million note receivable that the Company deemed uncollectible in 2011.

17.   Subsequent Events

Closing of Units offerings and repayment of convertible notes

In August 2013, the Company closed public offerings of 476,687 Units (the “Units”), including 100,002 Units sold in cancellation of $2.3 million in debt under the convertible notes payable to Hohenplan Privatstiftung and SST Advisors, Inc., raising gross cash proceeds of $8.5 million. Each Unit consisted of one share of the Company’s 10.0% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), and one warrant to purchase up to 25 shares of common stock.

Closing of common stock offering

In August 2013, the Company closed a public offering of 6,428,572 shares of common stock, raising gross cash proceeds of $4.5 million.

Amendment to Subordinated Note

On July 30, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to the Subordinated Note. The Amendment extended the maturity date of the Subordinated Note from July 31, 2013 to August 31, 2013.   On August 28, 2013, the Company repaid the Subordinated Note with a portion of the proceeds from its common stock offering.

Share issuance for broker compensation

On July 26, 2013, the Company issued 750,000 shares of its common stock to two brokers as compensation for broker services provided in connection with a private placement of the Company’s common stock in February 2013.

Amendments to Credit Agreement and Principal Repayment

On July 19, 2013, the Company entered into an amendment and consent (the “Amendment”) to the Credit Agreement.  Pursuant to the Amendment, (i) the Credit Agreement was amended to permit the payment of cash dividends on the Series A Preferred Stock so long as the Company is not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause the Company to be in default under the Credit Agreement and (ii) Lender consented to the repayment of certain of the Company’s outstanding indebtedness from the proceeds of the Units offering.

On August 30, 2013, the Company repaid $5.0 million of the principal balance under the Credit Facility.  After the repayment, the Company had borrowed $14.8 million under the Credit Facility and had availability of $5.2 million.

Effective September 12, 2013, the borrowing base was increased to $30.0 million from $20.0 million.

Change in fiscal year end

On July 17, 2013, the board of directors of the Company approved a change in the Company’s fiscal year end from May 31 to June 30, effective as of June 30, 2013.

18.   Supplemental Information Relating to Oil And Natural Gas Producing Activities (Unaudited)

Costs incurred in oil and natural gas property acquisition, exploration and development

Set forth below is certain information regarding the costs incurred for oil and natural gas property acquisition, development and exploration activities:

	Fiscal Year Ended May 31,
(in thousands)	2013	2012	2011
Property acquisition costs:
Unproved properties	$17,132	$2,786	$—
Proved properties	32,395	1,045	7,574
Exploration costs	849	265	239
Development costs (1)	7,134	15,929	1,719
Total costs incurred	$57,510	$20,025	$9,532

(1)	For the fiscal years ended May 31, 2013, 2012 and 2011, development costs included $0.3 million, $0.6 million and $0.2 million, respectively, in non-cash asset retirement obligations.

Results of operations for oil and natural gas producing activities

Set forth below is certain information regarding the results of operations for oil and natural gas producing activities:

	Fiscal Year Ended May 31,
(in thousands)	2013	2012	2011
Revenues	$8,982	$6,325	$3,712
Production costs	(2,305)	(1,346)	(326)
Exploration expense	(438)	(265)	—
Impairment	(411)	(1,051)	—
Depletion	(4,515)	(4,039)	(717)
Income tax expense	—	—	—
Results of operations	$1,313	$(376)	$2,669

Proved reserves

Cawley, Gillespie & Associates, Inc., independent petroleum engineers, estimated 100% of the Company’s proved reserve information as of May 31, 2013.  Forrest A. Garb & Associates, Inc., independent petroleum engineers, estimated 100% of the proved reserve information for the Company’s onshore Gulf Coast properties as of May 31, 2012 and 2011. Lee Engineering, independent petroleum engineers, estimated 100% of the proved reserve information for the Company’s Permian Basin properties as of May 31, 2012 and 2011. Each estimate of proved reserves and related valuations were also prepared in accordance with then-current provisions of ASC 932, Extractive Activities.

Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. All of the Company’s estimated oil and natural gas reserves are attributable to properties within the United States. A summary of the Company’s changes in quantities of proved oil and natural gas reserves for the fiscal years ended May 31, 2013, 2012 and 2011 are as follows:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
May 31, 2010	—	—	—
Acquisitions	844	9,443	2,418
Extensions and discoveries	—	1,902	317
Production	—	(895)	(149)
May 31, 2011	844	10,450	2,586
Acquisitions	287	307	338
Revisions in previous estimates	(95)	(3,423)	(666)
Production	(36)	(843)	(176)
May 31, 2012	1,000	6,491	2,082
Acquisitions	1,550	5,723	2,504
Reserves sold	(27)	(180)	(57)
Revisions in previous estimates	(120)	(4,028)	(791)
Production	(83)	(646)	(191)
May 31, 2013	2,320	7,360	3,547

Proved Developed Reserves
May 31, 2011	2	4,479	749
May 31, 2012	158	4,365	886
May 31, 2013	1,016	5,320	1,902
Proved Undeveloped Reserves
May 31, 2011	842	5,971	1,837
May 31, 2012	842	2,126	1,196
May 31, 2013	1,304	2,041	1,644

At May 31, 2013, the Company’s estimated proved reserves were 3.5 MMBoe, an increase of 70% compared to 2.1 MMBoe at May 31, 2012.  During fiscal 2013, the Company added estimated proved reserves of 2.5 MMBoe through acquisitions, which were offset by production of 0.2 MMBoe and downward  revisions in previous estimates of 0.8 MMBoe.  The downward revisions were primarily comprised of 0.2 MMBoe due to a revision to the proved undeveloped reserves at Cowden and 0.5 MMBoe due to a revision to the proved developed behind the pipe reserves at Frost Bank and Peal Ranch.

At May 31, 2012, the Company’s estimated proved reserves were 2.1 MMBoe, a decrease of 19.5% compared to 2.6 MMBoe at May 31, 2011.  During fiscal 2013, the Company added estimated proved reserves of 0.3 MMBoe through acquisitions, which were offset by production of 0.2 MMBoe and downward revisions in previous estimates of 0.8 MMBoe. The downward revisions were primarily comprised of 0.6 MMBoe due to the removal of two proved undeveloped locations from the reserve report because the Company determined those wells would not be drilled based upon current gas prices and 0.2 MMBoe due to lower production than expected from two new wells.

Standardized measure of discounted future net cash flows relating to proved reserves

Future cash inflows were computed by applying the average of the closing price on the first day of each month for the 12-month period prior to May 31, 2013 to estimated future production. For oil volumes, the average NYMEX spot price is $90.87 per Bbl. For natural gas volumes, the average Henry Hub spot price is $3.31 per MMBtu. The oil price of $82.89 per barrel is adjusted for quality, transportation fees and a regional price differential and the natural gas price of $5.08 per MMBtu is adjusted for high Btu energy content, transportation fees and a regional price differential. The adjusted oil and natural gas prices are held constant throughout the lives of the properties. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were as follows:

	Fiscal Year Ended May 31,
(in thousands)	2013	2012	2011
Future cash inflows	$229,688	$117,238	$121,327
Future production costs	(58,869)	(27,017)	(20,087)
Future development costs	(37,279)	(27,457)	(20,733)
Future income tax expense	(23,027)	(19,578)	—
Future net cash flows	110,513	43,186	80,507
10% annual discount for estimated timing of cash flows	(53,377)	(28,485)	(45,196)
Standardized measure of discounted future net cash flows	$57,136	$14,701	$35,311

Changes in standardized measure of discounted future net cash flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Fiscal Year Ended May 31,
(in thousands)	2013	2012	2011
Balance, beginning of period	$14,701	$35,311	$—
Net change in sales and transfer prices and in production (lifting) costs related to future production	7,183	(1,004)	—
Changes in estimated future development costs	16,461	(20,727)	—
Sales and transfers of oil and natural gas produced during the period	(6,574)	(4,979)	(3,712)
Sale of reserves	(1,087)	—	—
Net change due to purchase of minerals in place	47,739	4,352	40,973
Net change due to revisions in quantity estimates	(15,082)	(8,553)	—
Previously estimated development costs incurred during the period	(7,120)	—	(1,959)
Accretion of discount	2,677	5,389	9
Other	(3,340)	2,339	—
Net change in income taxes	1,578	2,573	—
Balance, end of period	$57,136	$14,701	$35,311

19.    Quarterly Financial Data (unaudited)

The following are summarized quarterly financial data for the fiscal years ended May 31, 2013 and 2012:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share data)
For the fiscal year ended May 31, 2013:
Oil and natural gas sales	$1,346	$1,108	$2,463	$4,065
Income (loss) from operations.	(3,221)	(1,209)	(1,400)	(933)
Net income (loss)	(3,709)	(3,238)	(3,048)	(1,525)
Net income (loss) attributable to Red Mountain Resources, Inc.	(3,709)	(3,238)	(3,392)	(1,863)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.03)	$(0.01)
For the fiscal year ended May 31, 2012:
Oil and natural gas sales	$1,125	$946	$1,709	$2,545
Income (loss) from operations.	7	(684)	(1,388)	(4,749)
Net income (loss)	(2,729)	(2,162)	(2,489)	(5,052)
Net income (loss) attributable to Red Mountain Resources, Inc.	(2,729)	(2,162)	(2,489)	(5,052)
Basic and diluted net loss per common share	$(0.05)	$(0.03)	$(0.03)	$(0.06)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED MOUNTAIN RESOURCES, INC.

Dated: September 13, 2013	By:	/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan W. Barksdale	President, Chief Executive Officer	September 13, 2013
Alan W. Barksdale	and Director (Principal Executive Officer)

/s/ Michael R. Uffman	Chief Financial Officer	September 13, 2013
Michael R. Uffman	(Principal Financial Officer)

/s/ Hilda D. Kouvelis	Chief Accounting Officer	September 13, 2013
Hilda D. Kouvelis	(Principal Accounting Officer)

/s/ Randell K. Ford	Director	September 13, 2013
Randell K. Ford

/s/ David M. Heikkinen	Director	September 13, 2013
David M. Heikkinen

/s/ Richard Y. Roberts	Director	September 13, 2013
Richard Y. Roberts

/s/ Paul N. Vassilakos	Director	September 13, 2013
Paul N. Vassilakos

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
2.1
Plan of Reorganization and Share Exchange Agreement, dated March 22, 2011, by and between Black Rock Capital, LLC and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 31, 2011).

2.2
Amendment to Plan of Reorganization and Share Exchange Agreement, dated June 17, 2011, by and among Red Mountain Resources Inc., Black Rock Capital, LLC and Black Rock Capital Shareholders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on June 23, 2011).

2.3
Amendment to Plan of Reorganization and Share Exchange Agreement, dated June 20, 2011, by and among Red Mountain Resources Inc., Black Rock Capital, LLC and Black Rock Capital Shareholders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on June 23, 2011).

2.4
Asset Purchase Agreement, dated July 19, 2012, by and among Hunter Drilling, LLC, First Security Bank, as Trustee for the Holders of the Senior Series 2009A Debentures and the Series 2009B Debentures, Red Mountain Resources, Inc., O&G Leasing, LLC and Performance Drilling Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 25, 2012).

3.1
Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed on February 18, 2010).

3.2
Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on March 23, 2011).
3.4
Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

3.5
By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed on February 18, 2010).

4.1	Specimen Certificate of Common Stock of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).
4.2
Specimen Certificate of 10.0% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share, of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

4.3
Form of Warrant to Purchase Shares of Common Stock of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-178310), filed on December 2, 2011).

4.4	Specimen Warrant Certificate (included in Exhibit 4.5).
4.5
Form of Warrant Agreement between Broadridge Corporate Issuer Solutions, Inc. and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

10.1	Cross Border Resources, Inc. Common Stock Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).
10.2†
Employment Agreement, effective June 17, 2011, by and between Red Mountain Resources, Inc. and Alan W. Barksdale (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on June 28, 2011).

10.3†
Employment Agreement, effective September 14, 2011, by and between Red Mountain Resources, Inc. and Tommy W. Folsom (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2011).

10.4†
Employment Agreement, dated February 7, 2012, by and between Red Mountain Resources, Inc. and Hilda D. Kouvelis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 8, 2012).

10.5†
Form of Indemnification Agreement between Red Mountain Resources, Inc. and its officers and directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).

10.6†
Amendment to Employment Agreement, dated July 27, 2012, by and between Red Mountain Resources, Inc. and Hilda Kouvelis (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).

10.7†
Amendment to Employment Agreement, dated July 27, 2012, by and between Red Mountain Resources, Inc. and Tommy W. Folsom (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).

10.8†	Red Mountain Resources, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2012).
10.9
Convertible Promissory Note, dated July 30, 2012, issued by the Company to Hohenplan Privatstiftung (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2012).

10.10
Termination Agreement, dated as of October 18, 2012, by and between Hunter Drilling, LLC and First Security Bank as Indenture Trustee for the Holders of certain Senior Series 2009A Debentures and Series 2009B Debentures (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 29, 2012).

10.11
Amendment No. 1 to Senior Secured Promissory Note, dated November 16, 2012, by and among Red Mountain Resources, Inc., Hyman Belzberg, William Belzberg and Caddo Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2012).

10.12*
Amendment and Waiver, dated May 2, 2013, among Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank to that certain Senior First Lien Secured Credit Agreement.

10.13
Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2013).

10.14
Inter-Borrower Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 11, 2013).

10.15
Unsecured Subordinated Promissory Note, dated February 6, 2013, issued by the Company to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 11, 2013).

10.16
Loan Modification Agreement, dated December 10, 2012, among the Company, Hyman Belzberg, William Belzberg, Caddo Management, Inc. and RMS Advisors, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on April 22, 2013).

10.17
Amended and Restated Senior Secured Promissory Note, dated December 10, 2012, issued by the Company to Hyman Belzberg, William Belzberg, Caddo Management, Inc., and RMS Advisors, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on April 22, 2013).

10.18
Purchase and Sale Agreement, dated December 12, 2012, between Cross B, LLC and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on April 22, 2013).

10.19†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2013).
10.20†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2013).
10.21
Senior Secured Promissory Note, dated November 16, 2011, issued by Red Mountain Resources, Inc. to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 18, 2011).

10.22
Promissory Note dated November 25, 2011 issued by the Company to Personalvorsorge der Autogrill Schweiz AG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 30, 2011).

10.23
Promissory Note dated November 25, 2011 issued by the Company to Hohenplan Privatstiftung (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 30, 2011).

10.24
Promissory Note, dated November 30, 2011, issued by Red Mountain Resources, Inc. to SST Advisors, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 30, 2011).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of L J Soldinger Associates, LLC.
23.3*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., dated as of August 14, 2013.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.
† Indicates a compensation contract or arrangement with management.