Form 10-K/A
period 2013-05-31
RED MOUNTAIN RESOURCES, INC.
filed 2013-09-27
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the transition period from ______________to ______________

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
_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes  ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No  ☒

As of November 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on a reported closing market price of $0.90 per share on the OTCQB) held by non-affiliates of the registrant was approximately $71.4 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 11, 2013, there were 133,140,303 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Red Mountain Resources, Inc. (“Red Mountain,” the “Company,” “we,” “our” and “us”) for the fiscal year ended May 31, 2013, which the Company originally filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2013 (the “Original Filing”).

Since the Company does not anticipate filing its definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders prior to 120 days after the fiscal year ended May 31, 2013, the Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, 13, and 14 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-15, 15d-14(a), and 15d-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) with respect to this Amendment No. 1.

This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the changes to the cover page, Items 10, 11, 12, 13, and 14 of Part III, Item 15 of Part IV, the signature page, and Exhibits 31.1 and 32.1.  No other information included in the Original Filing, including the information set forth in Part I and Part II, has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Amendment No. 1 should be read in conjunction with Original Filing.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Alan W. Barksdale	36	President, Chief Executive Officer and Chairman of the Board of Directors
Tommy W. Folsom	59	Executive Vice President and Director of Exploration and Production of RMR Operating, LLC
Hilda D. Kouvelis	50	Chief Accounting Officer and Executive Vice President
Michael R. Uffman	37	Chief Financial Officer
Randell K. Ford	63	Director
David M. Heikkinen	42	Director
Richard Y. Roberts	62	Director
Paul N. Vassilakos	36	Director

Alan W. Barksdale has been our President, Chief Executive Officer and a director since June 2011 and served as our Interim Acting Chief Financial Officer from June 2011 to August 2011. Mr. Barksdale has also served as President of Black Rock Capital, Inc., our wholly owned subsidiary (“Black Rock”), since its inception. Mr. Barksdale has also been the owner and president of The StoneStreet Group, Inc. (“StoneStreet”) and president and manager of StoneStreet Operating Company, LLC (“StoneStreet Operating”), advisory and management services and merchant banking firms, since 2008. Mr. Barksdale has also been the president of AWB Enterprises, Inc., a holding company that owns a percentage of StoneStreet, since November 2011. From January 2004 to April 2010, Mr. Barksdale served as a director in the Capital Markets Group of Crews & Associates, an investment banking firm. From August 2003 to October 2003, Mr. Barksdale served as an investment banker at Stephens Inc., an investment banking firm. From 2002 to 2003, Mr. Barksdale was an investment banker at Crews & Associates. Mr. Barksdale has served as the Non-Executive Chairman of the Board for Cross Border Resources, Inc. (“Cross Border”), an oil and gas exploration company and majority owned subsidiary of the Company, since May 2012. We believe that Mr. Barksdale’s experience in operating, managing, financing and investing in more than 100 wells in Louisiana, Mexico and Texas, combined with his over ten years of capital markets experience and contacts and relationships, provides our Board of Directors with management and operational direction.

In 2004, the National Association of Securities Dealers, Inc. (“NASD”) alleged that Mr. Barksdale solicited an attorney to make contributions to officials of an issuer with which Stephens Inc. was engaging in municipal securities business when Mr. Barksdale was employed as an investment banker at Stephens Inc. Without admitting or denying the allegations, Mr. Barksdale entered into an acceptance, waiver and consent decree that provided for a 30-day suspension from associating with any NASD member and a $5,000 fine.

Tommy W. Folsom has been Executive Vice President and Director of Exploration and Production of RMR Operating, LLC, our wholly owned subsidiary (“RMR Operating”), since August 2012 and served as our Executive Vice President and Director of Exploration and Production from September 2011 to August 2012. Mr. Folsom is the founder of Enerstar Resources O & G, LLC (“Enerstar”), an oil company involved in the drilling, re-completion, re-entry and acquisition of properties and leases in the United States, and has served as its President since its formation in 1994.  From 1996 to August 2011, Mr. Folsom served as the Operations Manager of Murchison Oil and Gas, Inc., a privately-held independent oil and gas company engaged in the acquisition, development and production of oil and gas resources in the United States.

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

Michael R. Uffman has served as our Chief Financial Officer since November 2012. His extensive investment banking background includes years of experience advising companies on equity and debt capital markets, investor relations, and assisting in the acquisition and divestiture of assets, all in the exploration and production space. Throughout his career, Mr. Uffman has assisted clients raise more than $5 billion in the energy space. From January 2012 until December 2012, Mr. Uffman served as a Managing Director of Global Hunter Securities, LLC, a full service, natural resource focused investment banking firm. From July 2010 to December 2011, Mr. Uffman served as Director of Oil and Gas Business Development for Louisiana Economic Development, which is responsible for strengthening Louisiana’s business environment and creating a more vibrant economy in the state. From May 2007 to June 2010, Mr. Uffman served as Director of Energy Investment Banking for Dahlman Rose & Company, a research-driven investment bank focused internationally on the commodity supply chain. From 2002 to 2007, Mr. Uffman served as Vice President of Energy Investment Banking at Capital One Southcoast, Inc., an energy investment banking boutique. From 2000 to 2002, Mr. Uffman served in External Audit at KPMG, LLP.

Randell K. Ford has been a director since November 2011. Mr. Ford has worked in the oil and gas industry for over 40 years. Since 1993, Mr. Ford has been the President of R. K. Ford and Associates, Inc., a consulting firm based in the Permian Basin in Midland, Texas that specializes in drilling, engineering and completion of oil and gas wells. Currently, Mr. Ford is a partner in Western Drilling Inc., an onshore drilling services company. While serving as President, Division Drilling Engineer, Principal and various other oilfield service positions, Mr. Ford has drilled, managed, consulted or invested in over 4,000 wells located domestically in 18 states and internationally in 12 countries.  Mr. Ford has also served on the Board of Directors of Cross Border since May 2012.  Our Board of Directors benefits from Mr. Ford’s operational expertise, stemming from his over 40 years of experience in the oil and natural gas industry.

David M. Heikkinen has been a director since April 2013. Mr. Heikkinen has served as the Chief Executive Officer of Heikkinen Energy Advisors, LLC, an institutional equity research and investment advisory firm, since he founded it in July 2012. From December 2005 to February 2012, Mr. Heikkinen served as Head of Exploration and Production Research for Tudor, Pickering, Holt & Co., an integrated energy investment and merchant bank, providing advice and services to institutional and corporate clients. From February 2000 to December 2005, Mr. Heikkinen served as the Exploration and Production Analyst for Capital One Southcoast, Inc., an energy investment banking boutique. From January 1994 to February 2000, Mr. Heikkinen held various engineering roles with Shell Offshore Inc. and Shell International Exploration and Production. We believe our Board of Directors benefits from Mr. Heikkinen’s extensive capital markets experience in the oil and gas industry.

Richard Y. Roberts has been a director since October 2011. Mr. Roberts co-founded a regulatory and legislative consulting firm, Roberts, Raheb & Gradler LLC, in March 2006. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to March 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the SEC. Mr. Roberts is currently a director of Cullen Agricultural Holding Corp. (“CAH”). CAH is a development stage agricultural company which was formed in connection with the business combination between Triplecrown Acquisition Corp. and Cullen Agricultural Technologies, Inc. in October 2009. He was a director of (i) Nyfix, Inc. from September 2005 to December 2009, (ii) Endeavor Acquisition Corp. from July 2005 to December 2007, (iii) Victory Acquisition Corp. from January 2007 to April 2009 and (iv) Triplecrown Acquisition Corp. from June 2007 to October 2009. Mr. Roberts’ experience at the SEC, and his experience as a director of other public companies, as well as his professional contacts and relationships, provides our Board of Directors with necessary insight into the requirements and needs of an emerging public company.

Paul N. Vassilakos has been a director since October 2011. Mr. Vassilakos also previously served as our interim President and Chief Executive Officer from February 2011 to March 2011. From November 2011 through February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer and director of Soton Holdings Group, Inc., a publicly held company now known as Rio Bravo Oil, Inc. Mr. Vassilakos has been the assistant treasurer of CAH since October 2009. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm providing investment banking services, and has served as its president since its formation. Mr. Vassilakos also founded and, since December 2006, serves as the vice president of Petrina Properties Ltd., a privately held real estate holding company. From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. Mr. Vassilakos has also served on the Board of Directors of Cross Border since May 2012. Mr. Vassilakos brings extensive public company and capital markets experience, as well as his professional contacts and experience, to our Board of Directors.

Board Committees

We do not have separate standing audit, nomination or compensation committees as we are not required to have such committees at this time. Our Board of Directors performs the functions of our audit, nominating and compensation committees.

Audit Committee Functions

Our independent directors, performing the functions of our audit committee, do not have an audit committee charter. Our Board has not determined that we have an “audit committee financial expert,” as defined in SEC rules, serving on the Board. However, the Board believes that our independent directors have sufficient knowledge in financial and auditing matters to perform the functions of an audit committee. The Board accordingly does not believe it is necessary at this time to recruit a new director in order to name an audit committee financial expert.

Nominating Committee Functions

In the absence of a designated nominating committee, each of our independent directors participates in the consideration of director nominees. In the Board’s view, a standing nominating committee is not necessary since, given the Board’s current size and composition, our independent directors are capable of performing the same functions as necessary.

We will consider candidates for Board membership suggested by the Board members, as well as management and shareholders. We consider, among many factors, leadership experience, financial and accounting expertise, industry expertise and strategic planning expertise in choosing Board members. We also examine the skills, diversity, backgrounds and experience of director nominees. In evaluating and determining whether to recommend a person as a candidate for election as a director, the Board considers the following specific qualifications: relevant management and/or industry experience; high personal and professional ethics; integrity and values; a commitment to representing the long-term interests of our shareholders; independence; and an ability and willingness to devote sufficient time to carrying out their duties and responsibilities as directors.

Compensation Committee Functions

In the absence of a designated compensation committee, our Board of Directors participates in the determination of executive and director compensation. In the Board’s view, a standing compensation committee is not necessary because our independent directors are willing and able to perform the same functions as necessary.

Our policies with respect to the compensation of our executive officers are administered by our Board in consultation with our independent directors. Our compensation policies are intended to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value.

The Board anticipates that performance-based and equity-based compensation will be an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. We believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Board Leadership Structure and Role in Risk Oversight

Mr. Barksdale serves both as our Chief Executive Officer and Chairman of the Board. At this time, our Board believes that the Company is best served by having one person serve as both chief executive officer and the chairman because this structure provides unified leadership and direction. Given Mr. Barksdale’s extensive experience in operating, managing, financing and investing in oil and natural gas wells and his capital markets experience, Mr. Barksdale is uniquely situated to provide day-to-day operational guidance, as well as broader strategic and management direction for the Company. His knowledge of the Company’s daily operations as Chief Executive Officer ensures that key business issues are brought to the Board’s attention and prioritized as appropriate for the Company’s success. Our Board has not appointed a lead independent director.

Our Board’s role in the risk oversight process includes receiving regular reports from senior management on areas of material risk, including operational, financial, legal and regulatory and strategic and reputational risks. In connection with its review of the operations of our business and corporate functions, our Board considers and addresses the primary risks associated with those functions. Our Board regularly engages in discussions of the most significant risks that we are facing and how we manage these risks.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act (“Section 16(a)”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Based solely on our review of Forms 3, 4 and 5 furnished to us as required under the rules of the Exchange Act and representations to us from our executive officers and directors, we have no knowledge of any failure to report on a timely basis any transaction required to be disclosed under Section 16(a) during fiscal 2013.

Item 11.                                Executive Compensation

Compensation Discussion and Analysis

This section contains a discussion of the material elements of the Company’s executive compensation for fiscal 2013 for: (i) its President and Chief Executive Officer, Alan W. Barksdale, (ii) its Chief Financial Officer, Michael R. Uffman, and (iii) its two other executive officers as of May 31, 2013, Hilda D. Kouvelis and Tommy W. Folsom (collectively, the “named executive officers”).

Executive Compensation Overview

The Company’s Board of Directors determines executive compensation. The Board does not have a formal, annual compensation review process.  Rather, the Board makes compensation decisions on an as needed basis.  The Company’s President and Chief Executive Officer has significant influence on compensation decisions for the named executive officers, other than himself.

The Company’s executive compensation decisions are intended to attract, motivate and retain talented executives.  At this stage of the Company’s development, executive compensation is not tied to specific financial performance metrics and primarily consists of base salary.

The Board of Directors does not retain a compensation consultant nor prepare a benchmarking report in connection with base salary determinations.  Rather, the Board of Directors relies on its experience and business judgment to set base salaries at amounts that it believes are competitive for similarly situated executives in the industry.

Elements of Executive Compensation

Other than a guaranteed bonus awarded to Mr. Folsom, the Company’s fiscal 2013 compensation program consisted entirely of base salary.

Pursuant to Mr. Folsom’s employment agreement, he receives a minimum annual bonus of $250,000 per year, which he can elect to receive in cash, shares of common stock or stock options.  In August 2013, Mr. Folsom elected to receive $50,000 of his bonus in stock options.  The Company has not issued the stock options.  The Company expects to issue the stock options in fiscal 2014.  The Company did not change Mr. Folsom’s base salary in fiscal 2013.

Mr. Uffman was hired as the Company’s Chief Financial Officer as of November 30, 2012.  The Board set his base salary at $200,000 per year.

Ms. Kouvelis was hired as the Company’s Chief Accounting Officer as of February 7, 2012.  On July 25, 2012, the Board appointed Mrs. Kouvelis as Executive Vice President of the Company and its subsidiaries and, on July 27, 2012, her employment agreement was amended to increase to her base salary to $200,000 per year from $170,000 per year.

The Company did not change Mr. Barksdale’s base salary in fiscal 2013.

Other Benefits

The Company provides its named executive officers with customary, broad-based benefits that are provided to all of its employees.  The Company pay insurance premiums on behalf of each of its employees, including the named executive officers, for life insurance policies pursuant to which the employee is entitled to life insurance equal to one year’s salary.  The Company also provides its named executive officers with certain perquisites that are not a material element of their executive compensation.

Share Ownership

The Company has not adopted formal stock ownership guidelines for its named executive officers, but the Company believes that named executive officers owning shares helps align their interests with those of long-term shareholders. As of May 31, 2013, Mr. Barksdale beneficially owned approximately 8.7% of the Company’s common stock.

Stockholder Advisory Vote

The Company was a smaller reporting company in fiscal 2012.  As a result, the Company was not required to conduct an advisory vote on executive compensation in fiscal 2012 and did not voluntarily hold such a vote.  Therefore, the Company’s Board of Directors did not consider the result of such voting in determining executive compensation for fiscal 2013.

Compensation Committee Interlocks and Insider Participation

The Board of Directors is primarily responsible for overseeing the Company’s compensation and employee benefit plans and practices.  The Company does not have a compensation committee or other Board committee that performs equivalent functions.  During fiscal 2013, no officer or employee of the Company (other than its President and Chief Executive Officer who is also a director of the Company), nor any former officer of the Company (other than Mr. Vassilakos, the Company’s former interim President and Chief Executive Officer), participated in deliberations of the Company’s Board of Directors concerning executive compensation.

Compensation Committee Report on Executive Compensation

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Alan W. Barksdale
Randell K. Ford
David M. Heikkinen
Richard Y. Roberts
Paul N. Vassilakos

FISCAL 2013, 2012 AND 2011 SUMMARY COMPENSATION TABLE

On June 22, 2011, we changed our fiscal year end from January 31 to May 31. The following table sets forth information concerning compensation of our named executive officers for the period from February 1, 2011 to May 31, 2011 and the fiscal years ended May 31, 2012 and 2013.

The named executive officers are: (i) our President and Chief Executive Officer, (ii) our Executive Vice President and Director of Exploration and Production of RMR Operating, (iii) our Chief Accounting Officer and Executive Vice President and (iv) our Chief Financial Officer.  We do not have any other executive officers.

Name and Principal Position	Period Ended	Salary ($)	Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Alan W. Barksdale (1) President and Chief Executive Officer	May 31, 2013	300,000	—		—		18,000	(2)	318,000
	May 31, 2012	286,667	—		—		23,267	(2)	309,934
	May 31, 2011	—	—		—		—		—

Tommy W. Folsom (3) Executive Vice President and Director of Exploration and Production of RMR Operating	May 31, 2013	240,000	200,000		50,000	(4)	13,800	(5)	503,800
	May 31, 2012	170,000	230,000	(6)	125,000	(4)	11,400	(6)	536,400
	May 31, 2011	—	—		—		—		—

Hilda D. Kouvelis (7) Chief Accounting Officer and Executive Vice President	May 31, 2013	195,985	—		—		—		195,985
	May 31, 2012	56,667	—		—		—		56,667
	May 31, 2011	—	—		—		—		—

Michael R. Uffman (8) Chief Financial Officer	May 31, 2013	100,000	—		—		—		100,000
	May 31, 2012	—	—		—		—		—
	May 31, 2011	—	—		—		—		—
______________
(1)
Mr. Barksdale has served as Chief Executive Officer since June 22, 2011 and as President since July 25, 2012.  From June 22, 2011 to August 8, 2011, Mr. Barksdale also served as Interim Acting Chief Financial Officer.

(2)	Consists of life insurance premiums and car allowance.
(3)
Mr. Folsom served as our Executive Vice President and Director of Exploration and Production from September 30, 2011 until August 1, 2012 and has served as RMR Operating’s Executive Vice President and Director of Exploration and Production since August 1, 2012.

(4) (5) (6) (7)
This award has not been issued.
Consists of allowances for car, cell phone and mobile home parking paid to Enerstar.
Includes a $100,000 signing bonus.
Ms. Kouvelis has served as our Chief Accounting Officer and Executive Vice President since February 7, 2012.

(8)	Mr. Uffman has served as our Chief Financial Officer since November 30, 2012.

Employment Agreements

Mr. Folsom entered into an employment agreement with us effective September 14, 2011, as amended July 27, 2012. Under the agreement, as amended, Mr. Folsom serves as Executive Vice President and Director of Exploration and Production of RMR Operating.  Under the agreement, Mr. Folsom is entitled to a base salary of $20,000 per month and an annual performance bonus.  The performance bonus is to be determined based upon objectives determined annually by our Board of Directors, but will not be less than $250,000 per year (pro-rated for any partial year).  The performance bonus is payable in cash, shares of the Company’s common stock, stock options or a combination thereof as determined by Mr. Folsom. As of September 27, 2013, the performance objectives for the performance bonus have not been determined.

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

Ms. Kouvelis entered into an employment agreement with us effective February 1, 2012. Under the agreement, Ms. Kouvelis serves as our Chief Accounting Officer. The agreement provides for Ms. Kouvelis to receive a base salary of $170,000 per year.  On July 25, 2012, the Board appointed Ms. Kouvelis as Executive Vice President of the Company and its subsidiaries and on July 27, 2012, her employment agreement was amended to increase to her base salary to $200,000. Pursuant to the employment agreement, Ms. Kouvelis is entitled to receive an annual performance bonus based on performance objectives and parameters to be determined by the Board of Directors.  The performance bonus is payable in cash, shares of our common stock, or a combination thereof as determined by the Board of Directors.  Ms. Kouvelis is also entitled to receive an initial stock option grant in an amount to be determined by the Board of Directors with a value of not less than $42,500.  As of September 27, 2013, neither the performance objectives and parameters nor the size of the initial stock option grant had been determined.  The Company expects to issue the initial stock option grant during fiscal 2014.  Pursuant to the employment agreement, Ms. Kouvelis is entitled to receive additional equity grants in the discretion of our Board on the same basis as other similarly situated senior executives.  We are required to provide Ms. Kouvelis with disability, accident, medical, life and hospitalization insurance, as well as other benefits provided to similarly situated senior executives.  If Ms. Kouvelis is terminated by us without “cause” or by Ms. Kouvelis for “good reason” (as each term is defined below), she will be entitled to receive a lump sum payment equal to the lesser of six months of her base salary or the base salary for the remainder of the term.  Under the agreement, Ms. Kouvelis is prohibited from disclosing confidential information about us and she has agreed not to compete with us during the term of her employment and for six months thereafter.  The agreement expires on January 31, 2015.

“Cause” in Mr. Folsom and Ms. Kouvelis’ employment agreements is defined as the conviction by the executive of any felony or crime involving moral turpitude, the executive’s willful and intentional failure or refusal to follow instructions of the Board of Directors, a material breach in the performance of the executive’s obligations under the agreement, the executive’s violation of any of our written policies if the executive knows or should know such action constitutes a violation thereof, or the executive’s act of misappropriation, embezzlement, intentional fraud or similar conduct, or other dishonest conduct in his or her relations with us.  “Good reason” in each of the employment agreements is defined as a material reduction in the executive’s salary or benefits or duties, authority or responsibilities, the relocation of the executive’s work location to a location more than 50 miles from the executive’s current location, or the failure of a successor to assume and perform under the agreement.

Long-Term Incentive Plan

The Red Mountain Resources, Inc. 2012 Long-Term Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and dividend equivalent rights, which may be granted singly, in combination, or in tandem. The Incentive Plan is intended to enable the Company to remain competitive and innovative in the Company’s ability to attract, motivate, reward, and retain the services of key employees, certain key contractors, and outside directors.  As of May 31, 2013, no awards had been issued under the Incentive Plan, and there were 8,200,000 shares of common stock available for issuance under the Incentive Plan.

Potential Payments Upon Termination or Change of Control

Set forth below are the amounts that the named executive officers would have received if specified events had occurred on May 31, 2013.

Name	Payment	Termination Following a Change in Control ($)	Termination Without Cause or for Good Reason ($)	Death ($)		Disability ($)
Alan W. Barksdale	Cash Severance	—	—	—		—
Tommy W. Folsom	Cash Severance	—	60,000	510,000	(1)	510,000
Hilda D. Kouvelis	Cash Severance	—	100,000	—		—
Michael R. Uffman	Cash Severance	—	—	—		—
____________
(1)	This amount is net of Company-paid life insurance proceeds of $240,000.

Director Compensation

The following is a summary of our director compensation program for the fiscal year ended May 31, 2013:

•	Each non-employee director receives an annual cash fee of $35,000;

•	Each chairman of the audit committee and compensation committee (if any such committees then exist) receives an additional annual cash fee of $10,000 and $5,000, respectively;

•	Each non-employee director receives a cash fee of $1,000 and $500 for each in person Board and committee meeting, respectively, such director participates in; and

•	Each non-employee director annually receives $50,000 paid in shares of our common stock at a price equal to the last sales price of our common stock on the OTCBB on the date of issuance.

All directors are reimbursed for their costs incurred in attending meetings of the Board of Directors or of the committees on which they serve.  All cash compensation is paid quarterly within 30 days of the beginning of each quarter.  The stock grant is paid annually on May 31st of each year (or the next business day if May 31st is not a business day) and pro-rated for partial service in any given year. The term of office for each director is one year, or until his or her successor is elected at our annual shareholders meeting and qualified.

DIRECTOR COMPENSATION TABLE

The table below reflects compensation paid to non-employee directors for the fiscal year ended May 31, 2013.  Mr. Barksdale serves as a director and our President and Chief Executive Officer.  As such, information about his compensation is listed in the Fiscal 2013, 2012 and 2011 Summary Compensation Table above. Mr. Barksdale did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Randell K. Ford	35,000	50,000	85,000
David M. Heikkinen (3)	4,890	12,096	16,986
Richard Y. Roberts	35,000	50,000	85,000
Lynden B. Rose (4)	30,205	43,150	73,355
Paul N. Vassilakos	35,000	50,000	85,000
______

(1)
Consists of shares of common stock granted to the directors on May 31, 2013 pursuant to our director compensation program.  The awards to Messrs. Heikkinen and Rose were pro-rated for partial service during fiscal 2013.

(2)
The amounts shown were not actually paid to the directors. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the shares of common stock awarded to each of them in fiscal 2013. These values were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation.

(3)	Mr. Heikkinen joined the Board on April 11, 2013.
(4)	Mr. Rose resigned from the Board on April 11, 2013.

Risk Management Relating to Compensation Policies

Due to the limited nature of compensation that we currently pay, particularly performance-based compensation, we do not believe there are any risks arising from our compensation policies and practices that are reasonably likely to have a material adverse effect on us.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of September 13, 2013 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our named executive officers and directors and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)(3)		Percentage of Outstanding Common Stock (2)(3)
Alan W. Barksdale	11,000,000	(4)	8.3%
Tommy W. Folsom	70,000		*
Hilda D. Kouvelis	—		—
Michael R. Uffman	—		—
Randell K. Ford	1,320,703		*
David M. Heikkinen	—		—
Richard Y. Roberts	20,457		*
Paul N. Vassilakos	70,457		*
All executive officers and directors as a group (8 persons)	12,481,617		9.4%

StoneStreet Group, Inc. 2515 McKinney Ave., Suite 900 Dallas, Texas 75201	11,000,000	(4)	8.3%

Sophia Company Inc. Sterling House, 16 Wesley Street Hamilton, HM 11 Bermuda	15,688,993	(5)	11.6%
___________

*	Less than one percent.
(1)	Unless noted otherwise, the address for the above individuals is 2515 McKinney Ave., Suite 900, Dallas, Texas 75201.
(2)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedule 13D and 13G filings with the SEC and reports made directly to the Company. The number of shares shown as beneficially owned includes shares of common stock that may be acquired upon exercise of warrants within 60 days after September 13, 2013. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)	The percentages indicated are based on 133,140,303 shares of common stock outstanding on September 13, 2013. Shares of common stock that may be acquired upon exercise of warrants within 60 days after September 13, 2013 are deemed outstanding for computing the percentage of the person or entity holding such warrants but are not outstanding for computing the percentage of any other person or entity.
(4)	These shares are owned by StoneStreet. Alan Barksdale (our President, Chief Executive Officer and Chairman of the Board) is the sole shareholder and president of StoneStreet and may be deemed to beneficially own these shares.
(5)	Based upon Sophia Company Inc.’s participation in our common stock offerings during fiscal 2013 and 2014, includes 88,889 warrants to acquire 2,222,225 shares of common stock.

Equity Compensation Plans

The following table sets forth the number of shares of common stock available for future issuance under the Incentive Plan at May 31, 2013.   No awards had been issued under the Incentive Plan as of May 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	—	—	8,200,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	8,200,000

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

           We entered into an arrangement with R. K. Ford and Associates and Cabal Energy relating to the operations of the Good Chief State #1 and Big Brave State #1 wells, and a contract for drilling services with Western Drilling Inc. on our Madera 24-2H well.  Each of these entities are owned or partially owned by Mr. Ford.  During the fiscal year ended May 31, 2013, we paid an aggregate of $0.2 million to these entities for engineering, drilling and completion services. In addition, we are a party to a lease agreement with R. K. Ford and Associates, pursuant to which we lease office space in Midland, Texas.  During the fiscal year ended May 31, 2013, we paid $25,200 to R. K. Ford and Associates pursuant to the lease agreement.

Director Independence

The standards relied upon the Board in determining whether a director is “independent” are those set forth in the rules of the NYSE MKT LLC (formerly, NYSE Amex). The NYSE MKT LLC generally defines “independent directors” as a person other than an executive officer or employee of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these standards, our Board of Directors has determined that Messrs. Heikkinen, Roberts and Vassilakos are our independent directors.

Item 14.                                Principal Accountant Fees And Services

Aggregate fees for professional services provided to us by Hein & Associates LLP, our principal accountant for the fiscal years ended May 31, 2012 and 2013 were as follows:

	Fiscal Year Ended May 31,
	2013	2012
Audit Fees(1)	$492,589	$382,512
Audit-Related Fees(2)	—	122,150
Tax Fees(3)	77,431	7,235
All Other Fees	—	—
Total	$570,020	$511,897
___________
(1)	Audit services billed consisted of the audits of our annual consolidated financial statements and reviews of our quarterly condensed consolidated financial statements.
(2)	Audit-related fees principally include costs incurred related to audit-related work regarding proposed acquisitions.
(3)	Tax fees include tax compliance and tax planning.

Audit Committee Approval

We do not have a separately designated audit committee.  As such, our four independent directors act as our audit committee.  All of the foregoing services were pre-approved by our independent directors.

We do not have a formal pre-approval policy.  In accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services, our independent directors have pre-approved, and will continue to pre-approve, such services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibit No.	Name of Exhibit
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
___________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED MOUNTAIN RESOURCES, INC.

Dated: September 27, 2013	By:	/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
___________
* Filed herewith.