Form 10-Q
period 2013-09-30
RED MOUNTAIN RESOURCES, INC.
filed 2013-11-18
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 14, 2013, the registrant had 134,013,103 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
 (in thousands)

	September 30, 2013	May 31, 2013	June 30, 2013
	(unaudited)		(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,709	$1,112	$456
Accounts receivable – oil and natural gas sales	3,790	3,522	4,673
Accounts receivable – joint interest	412	2,604	1,666
Debt issuance costs	230	230	230
Prepaid expenses and other current assets	408	420	400
Commodities derivative asset – current	-	190	86
Deferred tax asset – current	93	299	299
Total current assets	8,642	8,377	7,810
Long-Term Investments:
Debentures – held to maturity	4,279	4,279	4,279
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	66,018	63,891	64,539
Unproved properties	19,659	19,539	19,622
Other property and equipment	1,132	1,026	1,061
Less accumulated depreciation, depletion, amortization and impairment	(12,073)	(9,324)	(9,987)
Oil and natural gas properties, net	74,736	75,132	75,235
Other Assets:
Commodities derivative asset, net of current portion	4	75	46
Restricted cash, long-term	464	452	452
Debt issuance costs, net of current portion	1,789	450	409
Security deposit and other assets	29	465	791
Total Assets	$89,943	$89,230	$89,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,037	$9,354	$9,318
Revenues payable	2,686	774	1,137
Accrued expenses	819	1,137	1,175
Commodities derivative liability	122	34	-
Convertible notes payable, net of discount of $69, $442, and $352, respectively	1,431	3,308	3,398
Notes payable – current	-	500	500
Asset retirement obligation – current	228	228	228
Environmental remediation liability – current	1,400	1,400	1,400
Total current liabilities	9,723	16,735	17,156
Long-Term Liabilities:
Line of credit, net of current portion	14,800	19,800	19,800
Mandatorily redeemable preferred stock and accrued dividends, net of discount of $3.5 million, $0.0001 par value; 1,200,000 shares authorized; 476,687 shares issued and 354,463 outstanding	8,600	-	-
Environmental remediation liability, net of current portion	687	688	688
Deferred tax liability – long-term	93	299	299
Asset retirement obligation, net of current portion	4,882	4,751	4,792
Total long-term liabilities	29,062	25,538	25,579
Total Liabilities	38,785	42,273	42,735
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.00001 par value; 500,000 shares authorized; 133,347 shares issued and 133,140 outstanding as of September 30, 2013; 126,918 shares issued and 125,962 shares outstanding as of May 31, 2013; 126,918 shares issued and 125,962 shares outstanding as of June 30, 2013	1	1	1
Noncontrolling interest	5,710	5,603	5,564
Additional paid-in capital	71,536	65,536	65,536
Accumulated deficit	(26,089)	(24,183)	(24,814)
Total stockholders’ equity	51,158	46,957	46,287
Total Liabilities and Stockholders’ Equity	$89,943	$89,230	$89,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,	Three Months Ended August 31,	One Month Ended June 30,
	2013	2012	2013
Revenue:
Oil and natural gas sales	$5,774	$1,346	$1,716
Operating Expenses:
Exploration expense	101	19	30
Production taxes	606	85	128
Lease operating expenses	747	366	634
Natural gas transportation and marketing expenses	38	23	50
Depreciation, depletion, amortization and impairment	2,091	1,406	665
Accretion of discount on asset retirement obligation	67	15	22
General and administrative expense	1,942	2,653	529
Total operating expenses	5,592	4,567	2,058
Income (Loss) from Operations	182	(3,221)	(342)
Other Income (Expense):
Unrealized gain on investment in Cross Border Resources, Inc. warrants	-	230	-
Equity in earnings of Cross Border Resources, Inc.	-	11	-
Interest expense	(927)	(681)	(225)
Unrealized loss on debentures	-	(48)	-
Unrealized loss on commodity derivatives	(296)	-	(90)
Realized loss on commodity derivatives	(88)	-	(14)
Total Other Expense	(1,311)	(488)	(329)
Loss Before Income Taxes	(1,129)	(3,709)	(671)
Income tax provision	-	-	-
Net income (loss)	(1,129)	(3,709)	(671)
Net income (loss) attributable to noncontrolling interest	146	-	(40)
Net loss attributable to Red Mountain Resources, Inc	$(1,275)	$(3,709)	$(631)
Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.00)
Basic and diluted weighted average common shares outstanding	129,224	87,574	126,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,	Three Months Ended August 31,	One Month Ended June 30,
	2013	2012	2013
Cash Flow From Operating Activities:
Net loss	$(1,129)	$(3,709)	$(671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	2,091	1,406	665
Equity in earnings of Cross Border Resources, Inc.	-	(11)	-
Amortization of debt issuance costs	510	418	131
Accretion of discount on asset retirement obligation	67	15	22
Dividend accrued for mandatorily redeemable preferred stock	149	-	-
Unrealized gain on investment in Cross Border Resources, Inc. warrants	-	(230)	-
Change in fair value of commodity derivatives	382	-	105
Loss on debentures	-	48	-
Change in working capital:
Accounts receivable - oil and natural gas sales	883	175	(1,151)
Accounts receivable - other	1,254	(157)	938
Accounts receivable - related party	-	(20)	-
Prepaid expenses and other assets	687	(34)	(304)
Accounts payable	(4,733)	1,679	320
Accrued expenses	(543)	(112)	37
Net cash provided by (used in) operating activities	(382)	(532)	92
Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(1,494)	(218)	(714)
Additions to other property and equipment	(71)	(46)	(34)
Settlement of asset retirement obligations	-	(54)	-
Net cash used in investing activities	(1,565)	(318)	(748)
Cash Flow From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	3,605	-	-
Proceeds from issuance of preferred stock, net of issuance costs	7,095	-	-
Proceeds from notes payable	-	1,000	-
Payments on line of credit	(5,000)	(42)	-
Payments on notes payable	(500)	(65)	-
Net cash provided by financing activities	5,200	893	-
Net change in cash and equivalents	3,253	43	(656)
Cash at beginning of period	456	168	1,112
Cash at end of period	$3,709	$211	$456
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$536	$167	$64
Non-Cash Transactions
Change in asset retirement obligation estimate	$22	$21	$18
Issuance of shares for investment in Cross Border Resources, Inc.	$-	$3,737	$-
Convertible notes payable derivative liability	$-	$300	$-
Oil and gas properties included in accounts payable	$-	$151	$-
Issuance of shares for debentures	$-	$63	$-
Issuance of shares for equipment	$-	$14	$-
Issuance of shares for debt issuance costs	$-	$161	$-
Issuance of warrants with preferred stock	$2,395	$49	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Share Subscription Receivable	Noncontrolling Interest	Total

Balance at May 31, 2012	86,932	0.869	30,548	(10,079)	(150)	-	20,320
Issuance of shares in private placement, net of offering costs of $1,351	11,597	0.116	7,290	-	(100)	-	7,190
Issuance of shares for investment in Cross Border Resources, Inc.	15,734	0.157	15,236	-	-	-	15,236
Adjustment for consolidation of Cross Border Resources, Inc.	-	-	-	(1,902)	-	6,359	4,457
Acquisition of additional minority interest in Cross Border Resources, Inc.	1,174	0.012	1,438	-	-	(1,438)	-
Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	1,938	0.019	1,744	-	-	-	1,744
Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	746	0.007	634	-	-	-	634
Issuance of warrants for investment in warrants of Cross Border Resources, Inc.	-	-	37	-	-	-	37
Issuance of shares for acquisition of oil and gas properties	2,375	0.024	2,232	-	-	-	2,232
Issuance of shares for equipment	10	-	14	-	-	-	14
Issuance of shares for stock issuance liability	79	0.001	68	-	-	-	68
Issuance of shares for debentures	5,698	0.057	4,782	-	-	-	4,782
Issuance of shares for debt issuance costs	125	0.001	161	-	-	-	161
Issuance of warrants for debt issuance costs	-	-	133	-	-	-	133
Issuance of shares for services	260	0.003	229	-	-	-	229
Issuance of shares to brokers	250	0.003	212	-	-	-	212
Issuance of warrants to brokers	-	-	249	-	-	-	249
Issuance of options	-	-	529	-	-	-	529
Cash received for subscription receivable	-	-	-	-	250	-	250
Net loss	-	-	-	(12,202)	-	682	(11,520)
Balance at May 31, 2013	126,918	$1.269	$65,536	$(24,183)	$-	$5,603	$46,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Continued)
(Unaudited)
(in thousands)

	Common Stock
	Shares(1)	Amount(1)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Share Subscription Receivable	Noncontrolling Interest	Total
Net loss	-	-	-	(631)	-	(40)	(671)
Balance at June 30, 2013	126,918	$1.269	$65,536	$(24,814)	$-	$5,564	$46,287
Issuance of shares, net of offering costs of $895	6,429	0.064	3,605	-	-	-	3,605
Issuance of warrants with preferred stock	-	-	2,395	-	-	-	2,395
Net income (loss)	-	-	-	(1,275)	-	146	(1,129)
Balance at September 30, 2013	133,347	$1.333	$71,536	$(26,089)	$-	$5,710	$51,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at September 30, 2013 and June 30, 2013 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

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

On July 17, 2013, the Company’s board of directors approved a change in the Company’s fiscal year end from May 31 to June 30, effective as of June 30, 2013.  The change in the Company’s fiscal year end resulted in a one-month transition period that began on June 1, 2013 and ended on June 30, 2013. Financial information for this fiscal transition period is included in these condensed consolidated financial statements.

In the Condensed Consolidated Statements of Operations, the Company compares the three-month period ended September 30, 2013 with the previously reported three-month period ended August 31, 2012. Financial information for the three months ended September 30, 2012 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three months ended August 31, 2012 provide a meaningful comparison for the three months ended September 30, 2013; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended September 30, 2012 were presented in lieu of results for the three months ended August 31, 2012; and (iii) it was not practicable or cost justified to prepare this information.

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

Investments

Prior to January 28, 2013, the Company’s investment in Cross Border was accounted for under the equity method of accounting based on the Company’s significant influence. The determination of whether the Company exercises significant influence with respect to an investee depends on an evaluation of several factors, including, among others, ownership level. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the Company’s Condensed Consolidated Statements of Operations and the Company’s carrying value in an equity method investee company is reflected in the Company’s Condensed Consolidated Balance Sheets. The Company evaluates these investments for other-than-temporary declines in value each quarterly period. Any impairment found to be other than temporary would be recorded through a charge to earnings.

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

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $1.5 million, plus accrued interest in arrears, as of September 30, 2013, May 31, 2013, and June 30, 2013.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest.  As of September 30, 2013, May 31, 2013, and June 30, 2013, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired and the Company will record a provision for impairment to write the debenture down to its estimated fair value. The Company did not record impairment on the debentures during the three months ended September 30, 2013 and August 31, 2012, and the one month ended June 30, 2013.

The Company’s investments in non-performing debentures are classified as held to maturity because the Company has the intent and ability to hold them until maturity.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification Topic 740, Income Taxes (“ASU 2013-11”). ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company is currently evaluating the impact of ASU 2013-11 on its consolidated financial statements and financial statement disclosures.

3.  Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	September 30, 2013	May 31, 2013	June 30, 2013
Oil and natural gas properties:
Proved	$66,018	$63,891	$64,539
Unproved	19,659	19,539	19,622
Total oil and natural gas properties	85,677	83,430	84,161
Less accumulated depletion and impairment	(11,839)	(9,140)	(9,788)
Net oil and natural gas properties capitalized costs	$73,838	$74,290	$74,373

At September 30, 2013, May 31, 2013, and June 30, 2013, the capitalized costs of the Company’s oil and natural gas properties included (i) $39.2 million relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and (ii) $26.8 million, $21.9 million, and $25.3 million, respectively, relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the three months ended September 30, 2013 and August 31, 2012, and the one month ended June 30, 2013, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the three months ended September 30, 2013 and August 31, 2012, or the one month ended June 30, 2013.

The Company recorded no impairment related to its unproved oil and natural gas properties during the three months ended September 30, 2013 or the one month ended June 30, 2013. The Company recorded $411,000 of impairment for the three months ended August 31, 2012 related to expiring acreage.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company did not record any impairment charges on its proved properties for the three months ended September 30, 2013 and August 31, 2012, or the one month ended June 30, 2013.

Other Property and Equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	September 30, 2013	May 31, 2013	June 30, 2013
Other property and equipment	$1,132	$1,026	$1,061
Less accumulated depreciation and amortization	(234)	(184)	(199)
Net property and equipment	$898	$842	$862

4.  Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations (“AROs”) for the three months ended September 30, 2013, the fiscal year ended May 31, 2013 and the one month ended June 30, 2013:

(in thousands)	September 30, 2013	May 31, 2013	June 30, 2013
Asset retirement obligations at beginning of period	$5,020	$836	$4,979
Liabilities incurred	7	22	19
Liabilities settled	-	(53)	-
Acquisitions	-	3,728	-
Accretion expense	67	150	22
Revisions in estimated liabilities	16	296	-
Asset retirement obligations at end of period	5,110	4,979	5,020
Less: current portion	228	228	228
Long-term portion	$4,882	$4,751	$4,792

During the three months ended September 30, 2013 and the fiscal year ended May 31, 2013, the Company recorded an upward revision to previous estimates for its ARO primarily due to changes in the estimated future cash outlays.

5.   Derivatives

At September 30, 2013, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period		Contract Type	Volume Transacted	Contract Price
Crude Oil
October 1, 2013―August 1, 2014	Collar - Minimum	Option	437-1,936 Bbls/month	$80.00/Bbl
October 1, 2013―August 1, 2014	Collar - Maximum	Option	437-1,936 Bbls/month	$100.50/Bbl
October 1, 2013―December 31, 2013	Collar - Minimum	Option	3,808-5,210 Bbls/month	$100.00/Bbl
October 1, 2013―December 31, 2013	Collar - Maximum	Option	3,808-5,210 Bbls/month	$109.20/Bbl
October 1, 2013―November 30, 2014		Swap	2,000 Bbls/month	$93.50/Bbl
October 1, 2013―February 28, 2014		Swap	1,000 Bbls/month	$106.50/Bbl
October 1, 2013―March 31, 2014		Put	2,000 Bbls/month	$95.00/Bbl

The following table summarizes the fair value of the Company’s open commodity derivatives as of September 30, 2013, May 31, 2013, and June 30, 2013:

	Balance Sheet Location	Fair Value
(in thousands)		September 30, 2013	May 31, 2013	June 30, 2013
Derivatives not designated as hedging instruments
Commodity derivatives	Commodities derivative asset	$-	$265	$132
Commodity derivatives	Commodities derivative liability	$137	$-	$-

The following table summarizes the change in the fair value of the Company’s commodity derivatives:

	Income Statement Location	Three Months Ended,		One Month Ended,
		September 30,	August 31,	June 30,
(in thousands)		2013	2012	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Realized loss on commodity derivatives	$(88)	$-	$(14)
	Unrealized loss on commodity derivatives	(296)	-	(90)
		$(384)	$-	$(104)

Unrealized gains and losses, at fair value, are included on the Company’s Condensed Consolidated Balance Sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of the Company’s commodity derivatives contracts are recorded in earnings as they occur and included in other income (expense) on the Company’s Condensed Consolidated Statements of Operations. The Company estimates the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. The Company internally valued the option contracts using industry-standard option pricing models and observable market inputs. The Company uses its internal valuations to determine the fair values of the contracts that are reflected on its Condensed Consolidated Balance Sheets. Realized gains and losses are also included in other income (expense) on its Condensed Consolidated Statements of Operations.

The Company is exposed to credit losses in the event of nonperformance by the counterparties on its commodity derivatives positions and has considered the exposure in its internal valuations. However, the Company does not anticipate nonperformance by the counterparties over the term of the commodity derivatives positions.

In connection with the closing of the Senior First Lien Secured Credit Agreement (as amended, the “Credit Agreement”), the Company was required to enter into hedging agreements effectively hedging at least 50% of the oil volumes of the Company and its subsidiaries.  At the same time, the Company entered into a Novation Agreement with BP Energy Company, LP (“BP Energy”) that transferred Cross Border’s then-existing swap agreements to the Company.  Pursuant to an Inter-Borrower Agreement between the Company and Cross Border, the Company allocates these swap agreements back to Cross Border and may allocate future hedging agreements related to Cross Border’s production to Cross Border.

6.  Fair Value Measurements

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

●	Level 1 - quoted prices for identical assets or liabilities in active markets.

●
Level 2 - quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table summarizes the valuation of the Company’s financial assets and liabilities at September 30, 2013, May 31, 2013, and June 30, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant or
	Active Markets for	Other	Significant	Fair Value at
	Identical Assets or	Observable	Unobservable	September
(in thousands)	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	30, 2013
Assets:
Commodity derivatives	$-	$4	$-	$4
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	-	-	4,279	4,279
Total	$-	$4	$4,279	$4,283

Liabilities:
Asset retirement obligations (non-recurring)	$-	$-	$(5,110)	$(5,110)
Derivative liability	-	(122)	-	(122)
Environmental remediation liability	-	-	(2,087)	(2,087)
Total	$-	$(122)	$(7,197)	$(7,319)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant or
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable	Fair Value at
(in thousands)	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	May 31, 2013
Assets:
Commodity derivatives	$-	$265	$-	$265
Oil and gas properties impairment (nonrecurring)	-	-	(411)	(411)
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	-	-	4,279	4,279
Total	$-	$265	$3,868	$4,133

Liabilities:
Asset retirement obligations (non-recurring)	$-	$-	$(4,979)	$(4,979)
Derivative liability	-	(34)	-	(34)
Environmental remediation liability	-	-	(2,088)	(2,088)
Total	$-	$(34)	$(7,067)	$(7,101)

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant or
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable	Fair Value at
(in thousands)	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	June 30, 2013
Assets:
Commodity derivatives	$-	$132	$-	$132
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	-	-	4,279	4,279
Total	$-	$132	$4,279	$4,411

Liabilities:
Asset retirement obligations (non-recurring)	$-	$-	$(5,020)	$(5,020)
Environmental remediation liability	-	-	(2,088)	(2,088)
Total	$-	$-	$(7,108)	$(7,108)

The fair value of recurring measurements did not change during the three months ended September 30, 2013 or the one month ended June 30, 2013.

7.  Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	September 30, 2013	May 31, 2013	June 30, 2013
Credit Facility	$14,800	$19,800	$19,800
Subordinated Note	-	500	500
Convertible notes payable, net of discount of $69, $442, and $352, respectively	1,431	3,308	3,398
Mandatorily redeemable preferred stock and accrued dividends, net of discount of $3.5 million	8,600	-	-
Total debt	24,831	23,608	23,698
Less: short-term portion	1,431	3,808	3,898
Long-term debt	$23,400	$19,800	$19,800

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

The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. Effective September 12, 2013, the borrowing base was increased to $30.0 million from $20.0 million. As of September 30, 2013, the borrowing base and commitment were $30.0 million.

A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

Amounts outstanding under the Credit Facility will bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of September 30, 2013, the interest rate was 4%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

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

The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement permits the payment of cash dividends on the Series A Preferred Stock so long as the Company is not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause the Company to be in default under the Credit Agreement.

The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company requiring the Borrowers to maintain a ratio of (i) the Borrowers’ and their consolidated subsidiaries’ consolidated current assets (inclusive of the unfunded commitment amount under the Credit Agreement) to consolidated current liabilities (exclusive of the current portion of long-term debt under the Credit Agreement) of at least 1.00 to 1.00; (ii) the Borrowers’ and their subsidiaries’ consolidated “Funded Debt” to consolidated EBITDAX (for the four fiscal quarter period then ended) of less than 3.50 to 1.00; and (iii) the Borrowers’ and their subsidiaries’ consolidated EBITDAX to interest expenses (each for the four fiscal quarter period then ended) of at least 3.00 to 1.00. Funded Debt is defined in the Credit Agreement as the sum of all debt for borrowed money, whether as a direct or reimbursement obligor, but excludes shares of Series A Preferred Stock. EBITDAX is defined in the Credit Agreement as (a) consolidated net income plus (b) (i) interest expense, (ii) income taxes, (iii) depreciation, (iv) depletion and amortization expenses, (v) dry hole and exploration expenses, (vi) non-cash losses or charges on any hedge agreements resulting from derivative accounting, (vii) extraordinary or non-recurring losses, (viii) expenses that could be capitalized under GAAP but by election of Borrowers are being expensed for such period under GAAP, (ix) costs associated with intangible drilling costs, (x) other non-cash charges, (xi) one-time expenses associated with transactions associated with (b)(i) through (iv), minus (c)(i) non-cash income on any hedge agreements resulting from FASB Statement 133, (ii) extraordinary or non-recurring income, and (iii) other non-cash income.

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

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the terms of the Credit Agreement, the Company has hedge agreements with BP Energy hedging a portion of the future oil production of the Borrowers.

As of September 30, 2013, the Company had $14.8 million outstanding under the Credit Facility and had availability of $15.2 million.

Notes Payable

Subordinated Note

On February 6, 2013, the Company issued an Unsecured Subordinated Promissory Note (as amended, the “Subordinated Note”) in the aggregate principal amount of $500,000 payable to Hyman Belzberg, William Belzberg and Caddo Management, Inc. (the “Note Lender”). On July 30, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to the Subordinated Note to extend the maturity date of the Subordinated Note from July 31, 2013 to August 31, 2013.  The Subordinated Note accrued interest at a rate of 12% per annum, payable monthly.  Upon an event of default, interest would accrue on all outstanding principal at a rate of the lesser of (i) 18% per annum or (ii) the maximum rate permitted by applicable law.

The Subordinated Note contained customary non-financial covenants governing the conduct of the Company’s business. An event of default included, among other things, (i) failure to make payments when due; (ii) any representation or warranty proved false; (iii) failure to comply with any provision of the note; (iv) bankruptcy or insolvency; (v) the Note Lender determined in its reasonable discretion that the Company was unable in the ordinary course of business to pay its debts as they were due or its debts exceeded the fair market value of all of its assets and property; or (vi) a default under any of its material agreements. Immediately upon the occurrence of an event of default, the Note Lender had the right, in its sole and absolute discretion, to accelerate and declare the outstanding amount immediately due and payable.

On August 28, 2013, the Company repaid the Subordinated Note with a portion of the proceeds from its common stock offering.

Convertible promissory notes

On November 25, 2011, the Company issued a $1.0 million convertible promissory note to Hohenplan Privatstiftung (the “2011 Hohenplan Note”), a $1.5 million convertible promissory note to Personalversorge der Autogrill Schweiz AG (the “Personalversorge Note”) and a $250,000 convertible promissory note to SST Advisors, Inc. (the “SST Note” and collectively with the 2011 Hohenplan Note and the Personalversorge Note, the “Convertible Notes”).

Each of the Convertible Notes was due and payable on November 25, 2013 and bears interest at a rate of 10% per annum. Prior to repayment, the holders of the Convertible Notes had the option of converting all or any portion of the unpaid balance of the Convertible Notes (including accrued and unpaid interest) into shares of the Company’s common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions. The value of the beneficial conversion feature of the Convertible Notes was $1.6 million at the date of issuance based on the difference between the conversion price and the Company’s closing price per common share. The beneficial conversion feature was recorded as a discount to the Convertible Notes and to additional paid-in-capital and will be amortized to interest expense over the life of the Convertible Notes. The Company amortized $0.2 million, $0.2 million and $66,000, respectively, of the discount to interest expense during the three months ended September 30, 2013 and August 31, 2012 and the one month ended June 30, 2013, respectively.

On July 30, 2012, the Company issued a convertible promissory note (the “2012 Hohenplan Note”) in the principal amount of $1.0 million to Hohenplan Privatstiftung (the “Holder”). The 2012 Hohenplan Note accrued interest at a fixed rate of 10% per annum. The Holder had the option of converting all or a portion of the principal amount of the Convertible Note, plus accrued but unpaid interest, into shares of the Company’s common stock. Subject to adjustment upon certain events, the conversion price was equal to the lower of (a) $0.85 per share and (b) the lowest price at which the Company’s common stock was sold in an equity financing for cash prior to the maturity date.

The Company determined that the terms of the 2012 Hohenplan Note contain a down round provision under which the conversion price could be decreased as a result of future equity offerings. Accordingly, the conversion feature is accounted for as a derivative liability and discount on note payable. On February 5, 2013, the Company closed a private placement of 7,058,823 shares of common stock at a purchase price of $0.85 per share, from certain of the initial investors in the Company. As a result, the conversion price of the 2012 Hohenplan Note was adjusted from $1.50 to $0.85. The fair value of the discount on the 2012 Hohenplan Note was $0 as of September 30, 2013 and June 30, 2013, resulting in an unrealized gain of approximately $0 and $29,000 during the three months ended September 30, 2013 and the one month ended June 30, 2013, respectively. The Company determined the fair value of the discount using the Black-Scholes option pricing model. The Company amortized approximately $120,000 and $25,000 of the discount to interest expense during the three months ended September 30, 2013 and the one month ended June 30, 2013, respectively.

In connection with the issuance of the 2012 Hohenplan Note, the Company incurred $0.2 million of debt issuance costs related to the issuance to a broker of 125,000 shares of the Company’s common stock with a value of $161,000, and warrants to purchase 83,333 shares of the Company’s common stock at an exercise price of $1.50 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of the Company’s common stock on the OTCQB on the debt issuance date, July 30, 2012. The Company valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers. During the three months ended September 30, 2013 and the one month ended June 30, 2013, the Company amortized approximately $0 and $4,000, respectively, of the capitalized debt issuance costs to interest expense.

In August 2013, the Company sold 100,002 Units in cancellation of the 2011 Hohenplan Note, the 2012 Hohenplan Note and the SST Note.

Mandatorily Redeemable Preferred Stock

The Company’s 10.0% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), is mandatorily redeemable and is not convertible into shares of the Company’s common stock.  The Company classifies the Series A Preferred Stock as a long-term liability, and the Company records dividends paid or accrued as interest expense in the Company’s Condensed Consolidated Statement of Operations.

In August 2013, the Company closed public offerings of 476,687 Units (the “Units”), including 100,002 Units sold in cancellation of $2.3 million in debt under convertible notes payable to Hohenplan Privatstiftung and SST Advisors, Inc., raising net proceeds of $7.1 million. Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 25 shares of common stock at a price of $22.50 per Unit.  The warrants are exercisable until the earlier of (i) August 2016 or (ii) the first trading day that is at least 30 days after the date that the Company has provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $1.50 per share or more and (B) traded, in the aggregate, 3,000,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $1.20 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock.  Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $11.9 million. The difference between the $11.9 million redeemable value and the $10.8 million of gross proceeds and canceled debt is treated as a discount and will be accreted over the life of the Series A Preferred Stock.

For the three months ended September 30, 2013, the Company recognized total interest expense of $0.3 million related to the Series A Preferred Stock, which includes accretion of discount of $0.1 million.

Schedule of Future Debt Payments

The following is a schedule by fiscal year of future principal payments required under the Company’s outstanding debt as of September 30, 2013:

(in thousands)
Fiscal Years Ending June 30,
2014	$1,500
2015	14,800
2016	-
2017	-
2018	-
2019	12,066	(1)
Total	28,366
Discount	(3,535)
Total, net value	$24,831

(1) Amount includes $0.2 million of accrued dividends on the Company’s mandatorily redeemable preferred stock.

8.  Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended		One Month Ended
	September 30,	August 31,	June 30,
(dollars in thousands, except per share amounts)	2013	2013	2013
Net loss (numerator):
Net loss – basic	$(1,129)	$(3,709)	$(671)
Weighted average shares (denominator):
Weighted average shares - basic	129,224	87,574	126,918
Dilution effect of share-based compensation, treasury method(1)	-	-	-
Weighted average shares – diluted	129,224	87,574	126,918
Loss per share:
Basic	$(0.01)	$(0.04)	$(0.00)
Diluted	$(0.01)	$(0.04)	$(0.00)

(1)
Approximately 16,535,599 and 4,618,424 shares of common stock underlying a convertible promissory note and warrants to purchase shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the periods ended September 30, 2013 and June 30, 2013, respectively. Warrants to purchase approximately 1,617,590 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the period ended August 31, 2012.

9.  Equity

In August 2013, the Company closed a public offering of 6,428,572 shares of common stock, raising net cash proceeds of $3.6 million after issuance costs of $0.9 million.

10.  Commitments and Contingencies

Litigation

Cross Border and Cross Border’s former Chief Executive Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, Cross Border’s former Chief Executive Officer. Mr. Bloodworth alleges that Mr. Gray, as Chief Executive Officer of Cross Border, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by Cross Border. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, common law fraud, civil conspiracy, breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray and the Company deny that Mr. Bloodworth’s claims have any merit.

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

As of each of September 30, 2013, May 31, 2013, and June 30, 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border expects to incur these expenditures over an eighteen month period beginning in October 2013.

Leases

As of September 30, 2013, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana and rented corporate housing in Richardson, Texas under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $24,000 per month and have remaining lease terms ranging from 2 months to 36 months. The following is a schedule by year of future minimum rental payments required under these lease arrangements as of September 30, 2013:

(in thousands)
Fiscal Years Ending June 30,
2014	$158
2015	177
2016	179
2017	94
2018	16
Total	$624

Rent expense under the Company’s lease arrangements amounted to approximately $69,000, $79,000, and $24,000 for the three months ended September 30, 2013 and August 31, 2012, and the one month ended June 30, 2013, respectively.

11.  Related Party Transactions

The Company entered into a drilling consulting agreement with R.K. Ford and Associates, and a contract for drilling services with Western Drilling on the Company’s Madera 24-2H and Madera 25-2H wells. Each of these entities are owned or partially owned by Randell K. Ford, a director of the Company. During the three months ended September 30, 2013 and August 31, 2012, and the one month ended June 30, 2013 these entities provided the Company with an aggregate of approximately $119,000, $15,000 and $2,100, respectively, of services, of which $19,000, $15,000 and $0, respectively, remained unpaid at the end of the respective periods. In addition, the Company is a party to a lease agreement with R.K. Ford and Associates, pursuant to which the Company leases office space in Midland, Texas. During the three months ended September 30, 2013 and August 31, 2012, and the one month ended June 30, 2013, the Company paid approximately $2,000, $6,000 and $2,000, respectively, to R.K. Ford and Associates pursuant to the lease agreement.

12.  Subsequent Events

On October 3, 2013, the Company entered into a debenture purchase agreement with a holder of Senior Series 2009A Debentures (the “2009A Debentures”) and Series 2009B Debentures (the “2009B Debentures”) of O&G Leasing, LLC pursuant to which the holder agreed to sell an aggregate of $75,000 principal amount of 2009A Debentures and $1,016,000 principal amount of 2009B Debentures, plus any accrued and unpaid interest, in exchange for the issuance of 872,800 shares of the Company’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to “Red Mountain,” the “Company,” “we,” “our” and “us” refer to (i) Red Mountain Resources, Inc., (ii) Red Mountain’s wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”). As of September 30, 2013, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border’s common stock not owned by us.

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

We plan to grow production and reserves by acquiring, exploring and developing an inventory of long-life, low risk drilling opportunities with attractive rates of return. Our focus is on opportunities in and around producing oil and natural gas properties where we can enhance production and reserves through application of newer drilling and completion techniques, infill drilling targeting untapped but known productive hydrocarbon strata, and enhanced oil recovery applications.

As of October 30, 2013, we owned interests in 886,576 gross (309,338 net) mineral and lease acres in New Mexico, Texas and Kansas, of which 336,837 gross (31,139 net) acres are within the Permian Basin. We have successfully leased 8,623 net acres in Kansas located on the Central Kansas Uplift, and we also owned interests in over 1,405 net acres located on the Villarreal, Frost Bank, Resendez, Peal Ranch and La Duquesa Prospects in the Gulf Coast of Texas.

On January 28, 2013, we closed the acquisition of 5,091,210 shares of common stock of Cross Border, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the acquisition, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of September 30, 2013, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border’s outstanding common stock.

Recent Developments

Change of Fiscal Year End. On July 17, 2013, we changed our fiscal year end from May 31 to June 30, effective June 30, 2013.

Credit Agreement. On July 19, 2013, we entered into an amendment to the Senior First Lien Secured Credit Agreement (as amended, the “Credit Agreement”) with Cross Border, Black Rock and RMR Operating (collectively with the Company, the “Borrowers”) and Independent Bank, as Lender (the “Lender”). The amendment permited the payment of cash dividends on our 10.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement.

We were not in compliance with the current ratio covenant in the Credit Agreement as of May 31, 2013. We entered into an amendment and waiver to the Credit Agreement effective September 12, 2013, which waived the non-compliance at May 31, 2013.  In addition, the amendment increased the borrowing base under the Credit Agreement from $20.0 million to $30.0 million. No waiver was required as of September 30, 2013.

Closing of Units Offerings. In August 2013, we closed public offerings of 476,687 Units, including 100,002 Units sold in cancellation of $2.3 million in debt, raising net proceeds of $7.1 million. Each Unit consisted of one share of our Series A Preferred Stock and one warrant to purchase up to 25 shares of common stock. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the payment of accrued interest and fees on indebtedness that was cancelled.

Closing of Common Stock Offering. In August 2013, we closed a public offering of 6,428,572 shares of common stock, raising net proceeds of $3.6 million. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the repayment of indebtedness.

Fiscal 2014 First Quarter Operational Update

During the four months ended September 30, 2013, we spudded the Madera 25 Federal 3H well. We have a 30% working interest and 24% net revenue interest in the well, which is a long-lateral development well directly to the south of our Madera 24 Federal 2H well. We also continued our Tom Tom workover program. As of September 30, 2013, we had performed several workovers to change pumps and clean up wells. To date, two of these wells have been recompleted, adding production from new zones.

In our non-operated Permian acreage, we participated in the completion of seven development wells. Of these seven wells, six gross (0.2 net) are vertical Glorieta-Yeso wells operated by Oxy USA Inc., located in the Artesia Field in the Red Lake Area, and one gross (0.1 net) is a horizontal Glorieta-Yeso well operated by COG Operating LLC, located in the N. Seven Rivers Field.

Planned Operations

For the remainder of fiscal year 2014, we plan to spend up to $38.5 million for continued development, workovers and recompletions on our properties including Tom Tom, Cowden, Madera and Shafter Lake and on properties in our non-operated Permian acreage. The following sets forth our current fiscal 2014 development program (dollars in millions):

				Percentage of
	Gross	Net		Total
Target	Wells	Wells	Cost	Program
Tom Tom workovers & new wells	34.0	30.6	$16.7	43%
Cowden	3.0	3.0	2.5	7
Madera	5.0	2.5	18.2	47%
Shafter Lake	1.0	0.6	0.5	1%
Non-operated and other	3.0	0.1	0.6	2%
Total	46.0	36.8	$38.5	100%

We will need to raise between $5.0 million to $15.0 million of additional funds to fully fund our fiscal 2014 development program. If we do not raise these additional funds, we will need to curtail or delay our fiscal 2014 development program.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Our significant accounting policies are described in “Note 2—Significant Accounting Policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Transition Period

On July 17, 2013, our board of directors approved a change in our fiscal year end from May 31 to June 30, effective as of June 30, 2013.  The change in our fiscal year end resulted in a one-month transition period that began on June 1, 2013 and ended on June 30, 2013. Financial information for this fiscal transition period is included in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In the following “Results of Operations,” we compare the results of the three month period ended September 30, 2013 with the previously reported three month period ended August 31, 2012.  Financial information for the three months ended September 30, 2012 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three months ended August 31, 2012 provide a meaningful comparison for the three months ended September 30, 2013; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three months ended September 30, 2012 were presented in lieu of results for the three months ended August 31, 2012; and (iii) it was not practicable or cost justified to prepare this information.

Results of Operations

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three months ended September 30, 2013 and August 31, 2012 and the one month ended June 30, 2013.

	Three Months Ended		One Month Ended
	September 30, 2013	August 31, 2012	June 30, 2013
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$5,774	$1,346	$1,716

Net Production sold
Oil (Bbl)	43,649	12,098	18,303
Natural gas (Mcf)	241,017	142,723	71,844
Total (Boe)	83,819	35,885	30,277
Total (Boe/d) (1)	911	390	1,009

Average sales prices
Oil ($/Bbl)	$102.46	$80.48	$78.67
Natural gas ($/Mcf)	4.52	2.61	4.03
Total average price ($/Boe)	$68.50	$37.52	$57.92

Costs and expenses (per Boe)
Exploration expense	$1.21	$0.53	$1.00
Production taxes	7.23	2.37	4.24
Lease operating expenses	8.91	10.20	20.95
Natural gas transportation and marketing expenses	0.45	0.64	1.66
Depreciation, depletion, amortization and impairment	24.94	39.18	21.95
Accretion of discount on asset retirement obligation	0.80	0.42	0.72
General and administrative expense	23.19	73.93	17.41

(1) Boe/d is calculated based on actual calendar days during the period.

Revenues and Production

Oil and Natural Gas Production.  During the three months ended September 30, 2013, we had net production sold of 83,819 barrels of oil equivalent (“Boe”), compared to net production sold of 35,885 Boe during the three months ended August 31, 2012. The increase in net production sold was primarily attributable to the consolidation of Cross Border. During the one month ended June 30, 2013, we had net production sold of 30,277 Boe. For the three months ended September 30, 2013, 52.1% of our production was oil and 47.9% was natural gas, compared to 33.7% oil and 66.3% natural gas for the three months ended August 31, 2012. For the one month ended June 30, 2013, 60.5% of our production was oil and 39.5% was natural gas.

Oil and Natural Gas Sales.  During the three months ended September 30, 2013, we had oil and natural gas sales of $5.8 million, as compared to $1.3 million during the three months ended August 31, 2012. The increase in oil and natural gas sales was primarily attributable to the consolidation of Cross Border. Oil and natural gas sales for the one month ended June 30, 2013 included a $253,000 negative revision for finalization of ownership during the period related to the accounting for Cross Border’s production from 2007 through the date of consolidation. During the one month ended June 30, 2013, we had oil and natural gas sales of $1.7 million.  These adjustments resulted in below market per unit average sales prices for the one month ended June 30, 2013.

Costs and Expenses

Exploration Expense.  Exploration expense was $0.1 million for the three months ended September 30, 2013, as compared to $19,000 for the three months ended August 31, 2012. Exploration expense was $30,000 for the one month ended June 30, 2013.

Production Taxes.  Production taxes were $0.6 million for the three months ended September 30, 2013, as compared to $85,000 for the three months ended August 31, 2012. Production taxes were $0.1 million for the one month ended June 30, 2013.

Lease Operating Expenses.  During the three months ended September 30, 2013, we incurred lease operating expenses of $0.7 million, as compared to $0.4 million during the three months ended August 31, 2012. The increase in lease operating expenses was attributable to the consolidation of Cross Border. During the one month ended June 30, 2013, we incurred lease operating expenses of $0.6 million.

Natural Gas Transportation and Marketing Expenses.  For the three months ended September 30, 2013, natural gas transportation and marketing expenses was $38,000, as compared to $23,000 for the three months ended August 31, 2012. For the one month ended June 30, 2013, natural gas transportation and marketing expenses was $50,000.

Depreciation, Depletion, Amortization and Impairment.  For the three months ended September 30, 2013, depreciation, depletion, amortization and impairment was $2.1 million, as compared to $1.4 million for the three months ended August 31, 2012. The increase in depreciation, depletion, amortization and impairment was attributable to the consolidation of Cross Border. For the one month ended June 30, 2013, depreciation, depletion, amortization and impairment was $0.7 million.

General and Administrative Expense.  General and administrative expense was $1.9 million for the three months ended September 30, 2013, as compared to $2.7 million for the three months ended August 31, 2012. The decrease in general and administrative expense was due primarily to acquisition related expenses incurred during the three months ended August 31, 2012. General and administrative expense was $0.5 million for the one month ended June 30, 2013.

Other Expense.  Other expense was $1.3 million for the three months ended September 30, 2013, as compared to other expense of $0.5 million for the three months ended August 31, 2012. The increase in other expense was primarily attributable to a $0.2 million unrealized gain on investment in Cross Border warrants for the three months ended August 31, 2012 and a $0.3 million unrealized loss on derivatives for the three months ended September 30, 2013. Other expense was $0.3 million for the one month ended June 30, 2013.

Liquidity and Capital Resources

General

Our primary sources of liquidity for the first quarter of fiscal 2014 were borrowings under our Credit Facility and proceeds from the sale of Units and common stock. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our Credit Facility and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

Capital Expenditures

Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. We anticipate cash capital expenditures of up to $38.5 million for the remainder of fiscal year 2014. See “— Planned Operations” for more information about our planned capital expenditures. As of September 30, 2013, we will need to raise between $5.0 million to $15.0 million of additional funds to fully fund our fiscal 2014 development program. If we do not raise these additional funds, we will need to curtail or delay our fiscal 2014 development program.

Liquidity

At September 30, 2013, we had $3.7 million in cash and cash equivalents and $24.8 million of total indebtedness under the Credit Facility, a convertible promissory note, net of a discount of $0.1 million, and the Series A Preferred Stock, net of a discount of $3.5 million. At September 30, 2013, we had a working capital deficit of $1.1 million compared to a working capital deficit of $8.4 million at May 31, 2013. At June 30, 2013, we had a working capital deficit of $9.3 million.

We expect to have sufficient cash on hand, cash flow from operations and available borrowings under our Credit Facility to fund our operations for fiscal 2014.

Financings

In August 2013, we closed public offerings of 476,687 Units, including 100,002 Units sold in cancellation of $2.3 million in debt, raising net proceeds of $7.1 million. Each Unit consisted of one share of our Series A Preferred Stock and one warrant to purchase up to 25 shares of common stock. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the payment of accrued interest and fees on indebtedness that was cancelled.

In August 2013, we closed a public offering of 6,428,572 shares of common stock, raising net proceeds of $3.6 million. We intend to use the proceeds for general corporate purposes, including to fund a portion of our fiscal 2014 drilling and development expenditures and the repayment of a $0.5 million unsecured subordinated promissory note.

Cash Flows

Net cash used in operating activities was $0.4 million for the three months ended September 30, 2013, compared to net cash used in operating activities of $0.5 million for the three months ended August 31, 2012. The decrease in net cash used in operating activities was primarily due to the decrease in net loss to $1.1 million for the three months ended September 30, 2013 from $3.7 million for the three months ended August 31, 2012 and changes in working capital. Net cash provided by operating activities was $0.1 million for the one month ended June 30, 2013.

 Net cash used in investing activities increased to $1.6 million for the three months ended September 30, 2013 from $0.3 million for the three months ended August 31, 2012 due to increased drilling activity. Net cash used in investing activities was $0.7 million for the one month ended June 30, 2013.

 Net cash provided by financing activities was $5.2 million for the three months ended September 30, 2013, as compared to $0.9 million for the three months ended August 31, 2012. Net cash provided by financing activities for the three months ended September 30, 2013 was primarily comprised of $10.7 million of net proceeds from the sale of shares of common stock and Series A Preferred Stock. These amounts were partially offset by $5.5 million of payments on the Credit Facility and convertible notes payable.

Indebtedness

Credit Facility. The Credit Agreement provides for an up to $100.0 million revolving credit facility with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of September 30, 2013, the borrowing base was $30.0 million.

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

The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement permits the payment of cash dividends on our Series A Preferred Stock so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement.

            The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of Red Mountain, requiring the Borrowers to maintain a ratio of (i) the Borrowers’ and their consolidated subsidiaries’ consolidated current assets (inclusive of the unfunded commitment amount under the Credit Agreement) to consolidated current liabilities (exclusive of the current portion of long-term debt under the Credit Agreement) of at least 1.00 to 1.00; (ii) the Borrowers’ and their subsidiaries’ consolidated “Funded Debt” to consolidated EBITDAX (for the four fiscal quarter period then ended) of less than 3.50 to 1.00; and (iii) the Borrowers’ and their subsidiaries’ consolidated EBITDAX less paid and accrued dividends on the Series A Preferred Stock to interest expenses (each for the four fiscal quarter period then ended) of at least 3.00 to 1.00. Funded Debt is defined in the Credit Agreement as the sum of all debt for borrowed money, whether as a direct or reimbursement obligor, but excludes shares of Series A Preferred Stock. EBITDAX is defined in the Credit Agreement as (a) consolidated net income plus (b) (i) interest expense, (ii) income taxes, (iii) depreciation, (iv) depletion and amortization expenses, (v) dry hole and exploration expenses, (vi) non-cash losses or charges on any hedge agreements resulting from derivative accounting, (vii) extraordinary or non-recurring losses, (viii) expenses that could be capitalized under GAAP but by election of Borrowers are being expensed for such period under GAAP, (ix) costs associated with intangible drilling costs, (x) other non-cash charges, (xi) one-time expenses associated with transactions associated with (b)(i) through (iv), minus (c)(i) non-cash income on any hedge agreements resulting from FASB Statement 133, (ii) extraordinary or non-recurring income, and (iii) other non-cash income.

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

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the terms of the Credit Agreement, Red Mountain has hedge agreements with BP Energy Company, LP (“BP Energy”) hedging a portion of the future oil production of the Borrowers.

As of September 30, 2013 and June 30, 2013, the Borrowers had collectively borrowed $14.8 million and $19.8 million, respectively, and had availability of $15.2 million and $0.2 million, respectively, under the Credit Facility.

Convertible Promissory Note. On November 25, 2011, we issued a $1.5 million convertible promissory note to Personalversorge der Autogrill Schweiz AG (the “Personalversorge Note”).  The Personalversorge Note matures on November 25, 2013 and bears interest at the rate of 10% per annum. Prior to repayment, the holder of the convertible note has the option of converting all or any portion of the unpaid balance of the convertible note (including accrued and unpaid interest) into shares of our common stock at a conversion price equal to $1.00 per share, subject to standard anti-dilution provisions if we issue any stock dividends, subdivide or combine our outstanding shares of common stock, or effect a reclassification, consolidation, merger or sale of all or substantially all of our assets. The value of the beneficial conversion feature of the Personalversorge Note was $0.9 million at the date of issuance. The beneficial conversion feature has been recorded as a discount to the Personalversorge Note payable and to additional paid-in-capital and will be amortized to interest expense over the life of the Personalversorge Note. We amortized $0.1 million and $36,000 of the discount to interest expense during the three months ended September 30, 2013 and the one month ended June 30, 2013, respectively.

Series A Preferred Stock. As of September 30, 2013, we had 476,687 shares of Series A Preferred Stock outstanding.  The Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of our common stock.  We classify the Series A Preferred Stock as a long-term liability, and we record dividends paid or accrued  as interest expense in our condensed consolidated statement of operations.

In August 2013, we closed public offerings of 476,687 Units (the “Units”), including 100,002 Units sold in cancellation of $2.3 million in debt under convertible notes payable to Hohenplan Privatstiftung and SST Advisors, Inc., raising net proceeds of $7.1 million. Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 25 shares of common stock, at a price of $22.50 per Unit.  The warrants are exercisable until the earlier of August 2016 or (ii) the first trading day that is at least 30 days after the date that we have provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $1.50 per share or more and (B) traded, in the aggregate, 3,000,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $1.20 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock.  Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of our common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $11.9 million. The difference between the $11.9 million redeemable value and the $10.8 million of gross proceeds and canceled debt is treated as a discount and will be accreted over the life of the Series A Preferred Stock.

For the three months ended September 30, 2013, we recognized total interest expense of $0.3 million related to the Series A Preferred Stock, which includes accretion of discount of $0.1 million.

Contractual Obligations

The following table presents our contractual obligations at September 30, 2013 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Credit Facility	$16,231	$592	$15,639	$-	$-
Series A Preferred Stock	18,233	804	3,218	14,211	-
Convertible note payable	1,781	1,781	-	-	-
Environmental remediation liability	2,088	1,400	-	688	-
Asset retirement obligations	5,110	228	-	-	4,882
Lease obligations	624	158	356	110	-
Total	$44,067	$4,963	$19,213	$15,099	$4,882

Off-Balance Sheet Arrangements

Since May 31, 2013, there have been no material changes to our off-balance sheet arrangements.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

●	our ability to raise additional capital to fund future capital expenditures;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	declines or volatility in the prices we receive for our oil and natural gas;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team;

●	weather conditions;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry; and

●	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. We have entered into derivative contracts, including costless collars, swaps and puts, with BP Energy, which hedge the price of oil for a portion of our expected production through November 2014.

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

The puts provide a fixed floor price on a notional amount of sales volumes while allowing full price appreciation if the relevant index price closes above the floor price.

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our condensed consolidated statements of operations under the caption “Unrealized loss on commodity derivatives.” Each derivative contract is evaluated separately to determine its own fair value. During the three months ended September 30, 2013 and the one month period ended June 30, 2013, we recorded a net unrealized loss on commodity derivative contracts of $0.3 million and $0.1 million, respectively.

The following table summarizes our outstanding derivatives contracts with respect to future oil production as of September 30, 2013:

Commodity and Time Period		Contract Type	Volume Transacted	Contract Price
Crude Oil
October 1, 2013―August 1, 2014	Collar - Minimum	Option	437-1,936 Bbls/month	$80.00/Bbl
October 1, 2013―August 1, 2014	Collar - Maximum	Option	437-1,936 Bbls/month	$100.50/Bbl
October 1, 2013―December 31, 2013	Collar - Minimum	Option	3,808-5,210 Bbls/month	$100.00/Bbl
October 1, 2013―December 31, 2013	Collar - Maximum	Option	3,808-5,210 Bbls/month	$109.20/Bbl
October 1, 2013―November 30, 2014		Swap	2,000 Bbls/month	$93.50/Bbl
October 1, 2013―February 28, 2014		Swap	1,000 Bbls/month	$106.50/Bbl
October 1, 2013―March 31, 2014		Put	2,000 Bbls/month	$95.00/Bbl

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of September 30, 2013 and June 30, 2013, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $16,000 and $20,000, respectively, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $16,000 and $20,000, respectively.

Interest Rate Risk

The Credit Facility exposes us to interest risk associated with interest rate fluctuations on outstanding borrowings. At September 30, 2013 and June 30, 2013, we had $14.8 million and $19.8 million, respectively, in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (which interest rate was 4.0% at September 30, 2013 and June 30, 2013). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of September 30, 2013 and June 30, 2013 would result in an increase or decrease in our interest costs of approximately $20,000 and $10,000, respectively, per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

There have been no material changes to the pending legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Item 1A.       Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, except as follows:

We will need to raise additional capital to fully fund our planned exploration and development activities for fiscal 2014.

We plan to spend approximately $38.5 million during the remainder of fiscal 2014 to drill and complete wells or re-enter and complete wells, most of which will be spent in the Permian Basin. As of November 18, 2013, we do not have sufficient funds for our planned fiscal 2014 exploration and development activities and will need to raise between $5.0 million and $15.0 million to fully fund our fiscal 2014 development plan. If we are unable to raise these additional funds, we may be forced to curtail or suspend our planned exploration and development activities.

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

10.1
Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

10.2*
Amendment and Consent, dated July 19, 2013, to that certain Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender.

10.3*
Amendment No. 1, dated July 30, 2013, to that certain Unsecured Subordinated Promissory Note, dated February 6, 2013, issued by the Company in favor of Hyman Belzberg, William Belzberg and Caddo Management, Inc.

10.4
Amendment and Waiver, effective as of September 12, 2013, by and among Independent Bank, as lender, and the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2013).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer

By:	/s/ Michael R. Uffman
Michael R. Uffman
Chief Financial Officer

Date: November 18, 2013

INDEX TO EXHIBITS

3.1	Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

3.2	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.3	Articles of Correction for Red Mountain Resources (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2011).

3.4	Articles of Amendment to Articles of Incorporation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

3.5	By-Laws of Red Mountain Resources, Inc. (f/k/a Teaching Time, Inc.) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-164968), filed with the SEC on February 18, 2010).

10.1	Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

10.2*	Amendment and Consent, dated July 19, 2013, to that certain Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender.

10.3*	Amendment No. 1, dated July 30, 2013, to that certain Unsecured Subordinated Promissory Note, dated February 6, 2013, issued by the Company in favor of Hyman Belzberg, William Belzberg and Caddo Management, Inc.

10.4	Amendment and Waiver, effective as of September 12, 2013, by and among Independent Bank, as lender, and the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2013).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

