Form 10-Q
period 2013-12-31
RED MOUNTAIN RESOURCES, INC.
filed 2014-02-10
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-54444

RED MOUNTAIN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Texas	27-1739487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2515 McKinney Avenue, Suite 900 Dallas, TX	75201
(Address of principal executive offices)	(Zip Code)

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

As of February 6, 2014, the registrant had 13,401,311 shares of common stock outstanding.

Explanatory Note

Red Mountain Resources, Inc. effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten (1:10) on January 31, 2014. All share and per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2013	May 31, 2013
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,866	$1,112
Accounts receivable – oil and natural gas sales	2,372	3,522
Accounts receivable – joint interest	1,002	2,604
Debt issuance costs	230	230
Prepaid expenses and other current assets	685	420
Commodities derivative asset – current	—	190
Deferred tax asset – current	458	299
Total current assets	6,613	8,377
Long-Term Investments:
Debentures – held to maturity	4,820	4,279
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	71,498	63,891
Unproved properties	19,796	19,539
Other property and equipment	1,191	1,026
Less accumulated depreciation, depletion and impairment	(14,230)	(9,324)
Oil and natural gas properties, net	78,255	75,132
Other Assets:
Commodities derivative asset, net of current portion	—	75
Restricted cash, long-term	465	452
Debt issuance costs, net of current portion	1,681	450
Security deposit and other assets	71	465
Total Assets	$91,905	$89,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,634	$9,354
Revenues payable	1,147	774
Preferred dividend payable	249	—
Accrued expenses	3,042	1,137
Commodities derivative liability	54	34
Convertible notes payable, net of discount of $0 and $442, respectively	—	3,308
Notes payable – current	—	500
Asset retirement obligation – current	242	228
Environmental remediation liability – current	1,400	1,400
Total current liabilities	12,768	16,735
Long-Term Liabilities:
Line of credit, net of current portion	14,800	19,800
Mandatorily redeemable preferred stock, net of discount of $3,300 and $0, respectively	8,631	—
Environmental remediation liability, net of current portion	688	688
Deferred tax liability – long-term	458	299
Asset retirement obligation, net of current portion	4,969	4,751
Total long-term liabilities	29,546	25,538
Total Liabilities	42,314	42,273
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.00001 par value; 50,000 shares authorized; 13,422 shares issued and 13,401 outstanding as of December 31, 2013; 12,692 shares issued and 12,596 shares outstanding as of May 31, 2013	1	1
Noncontrolling interest	5,806	5,603
Additional paid-in capital	72,078	65,536
Accumulated deficit	(28,294)	(24,183)
Total stockholders’ equity	49,591	46,957
Total Liabilities and Stockholders’ Equity	$91,905	$89,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended,		Six Months Ended,
	December 31, 2013	November 30, 2012	December 31, 2013	November 30, 2012
Revenue:
Oil and natural gas sales	$4,467	$1,108	$10,241	$2,454
Operating Expenses:
Exploration expense	327	12	428	31
Production taxes	573	19	1,178	103
Lease operating expenses	707	199	1,455	565
Natural gas transportation and marketing expenses	37	35	74	59
Depreciation, depletion, amortization and impairment	2,162	591	4,252	1,998
Accretion of discount on asset retirement obligation	68	15	135	30
General and administrative expense	1,915	1,446	3,859	4,099
Total operating expenses	5,789	2,317	11,381	6,885
Income (Loss) from Operations	(1,322)	(1,209)	(1,140)	(4,431)
Other Income (Expense):
Change in fair value of derivative liability	—	92	—	92
Unrealized gain on investment in Cross Border Resources, Inc. warrants	—	(922)	—	(692)
Equity in earnings of Cross Border Resources, Inc.	—	(443)	—	(431)
Interest expense	(887)	(756)	(1,815)	(1,437)
Unrealized loss on debentures	—	—	—	(48)
Unrealized gain (loss) on commodity derivatives	64	—	(231)	—
Realized gain (loss) on commodity derivatives	37	—	(51)	—
Total Other Expense	(786)	(2,029)	(2,097)	(2,516)
Loss Before Income Taxes	(2,108)	(3,238)	(3,237)	(6,947)
Income tax provision	—	—	—	—
Net loss	(2,108)	(3,238)	(3,237)	(6,947)
Net income (loss) attributable to non-controlling interest	97	—	243	—
Net loss attributable to Red Mountain Resources, Inc.	$(2,205)	$(3,238)	$(3,480)	$(6,947)
Basic and diluted net loss per common share	$(0.16)	$(0.36)	$(0.26)	$(0.78)
Basic and diluted weighted average common shares outstanding	13,372	9,053	13,147	8,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended,
	December 31,	November 30,
	2013	2012
Cash Flow From Operating Activities:
Net loss	$(3,237)	$(6,947)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	4,252	1,998
Equity in earnings of Cross Border Resources, Inc.	—	431
Amortization of debt issuance costs	894	895
Accretion of discount on asset retirement obligation	135	30
Dividend accrued for mandatorily redeemable preferred stock	249	—
Unrealized gain on investment in Cross Border Resources, Inc. warrants	—	692
Change in fair value of commodity derivatives	—	—
Unrealized gain on derivative liability	318	(92)
Loss on debentures	—	48
Change in working capital:
Accounts receivable - oil and natural gas sales	2,301	297
Accounts receivable - other	664	(462)
Prepaid expenses and other assets	434	156
Accounts payable	(2,674)	2,778
Restricted cash	(13)	25
Accrued expenses	1,629	(236)
Net cash provided by (used in) operating activities	4,952	(387)
Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(7,076)	(408)
Additions to other property and equipment	(139)	(55)
Settlement of asset retirement obligations	—	(54)
Net cash used in investing activities	(7,215)	(517)
Cash Flow From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	3,605	—
Proceeds from issuance of preferred stock, net of issuance costs	7,068	—
Exercise of warrants	—	150
Net borrowings under line of credit	—	(231)
Proceeds from notes payable	—	1,400
Payments on line of credit	(5,000)	—
Payments on notes payable	(2,000)	(201)
Net cash provided by financing activities	3,673	1,118
Net change in cash and equivalents	1,410	214
Cash at beginning of period	456	168
Cash at end of period	$1,866	$382
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,220	$327
Non-Cash Transactions
Change in asset retirement obligation estimate	$57	$21
Issuance of shares for investment in Cross Border Resources, Inc.	$—	$4,667
Convertible notes payable derivative liability	$—	$300
Oil and gas properties included in accounts payable	$—	$—
Issuance of shares for debentures	$541	$879
Issuance of shares for equipment	$—	$14
Issuance of shares for debt issuance costs	$—	$161
Issuance of warrants with preferred stock	$2,395	$49

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

				Retained
			Additional	Earnings	Share
	Common Stock		Paid-in	(Accumulated	Subscription	Noncontrolling
	Shares	Amount	Capital	Deficit)	Receivable	Interest	Total

Balance at May 31, 2012	8,693	$0.869	$30,548	$(10,079)	$(150)	$—	$20,320
Issuance of shares in private placement, net of offering costs of $1,351	1,160	0.116	7,290	—	(100)	—	7,190
Issuance of shares for investment in Cross Border Resources, Inc.	1,573	0.157	15,236	—	—	—	15,236
Adjustment for consolidation of Cross Border Resources, Inc.	—	—	—	(1,902)	—	6,359	4,457
Acquisition of additional minority interest in Cross Border Resources, Inc.	117	0.012	1,438	—	—	(1,438)	—
Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	194	0.019	1,744	—	—	—	1,744
Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	75	0.007	634	—	—	—	634
Issuance of warrants for investment in warrants of Cross Border Resources, Inc.	—	—	37	—	—	—	37
Issuance of shares for acquisition of oil and gas properties	238	0.024	2,232	—	—	—	2,232
Issuance of shares for equipment	1	—	14	—	—	—	14
Issuance of shares for stock issuance liability	8	0.001	68	—	—	—	68
Issuance of shares for debentures	570	0.057	4,782	—	—	—	4,782
Issuance of shares for debt issuance costs	12	0.001	161	—	—	—	161
Issuance of warrants for debt issuance costs	—	—	133	—	—	—	133
Issuance of shares for services	26	0.003	229	—	—	—	229
Issuance of shares to brokers	25	0.003	212	—	—	—	212
Issuance of warrants to brokers	—	—	249	—	—	—	249
Issuance of options	—	—	529	—	—	—	529
Cash received for subscription receivable	—	—	—	—	250	—	250
Net loss	—	—	—	(12,202)	—	682	(11,520)
Balance at May 31, 2013	12,692	$1.269	$65,536	$(24,183)	$—	$5,603	$46,957

Net loss	—	—	—	(631)	—	(40)	(671)
Balance at June 30, 2013	12,692	$1.269	$65,536	$(24,814)	$—	$5,564	$46,287
Issuance of shares, net of offering costs of $895	643	0.064	3,605	—	—	—	3,605
Issuance of warrants with preferred stock	—	—	2,395	—	—	—	2,395
Issuance of shares for debentures	87	0.009	542	—	—	—	542
Net income (loss)	—	—	—	(3,480)	—	243	(3,237)
Balance at December 31, 2013	13,422	$1.342	$72,078	$(28,294)	$—	$5,806	$49,591

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

The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at December 31, 2013 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

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

The Company effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten (1:10) on January 31, 2014. Retroactive application of the reverse stock split is required and all share and per share information included for all periods presented in these financial statements reflect the reverse stock split.

On July 17, 2013, the Company’s board of directors approved a change in the Company’s fiscal year end from May 31 to June 30, effective as of June 30, 2013.  The change in the Company’s fiscal year end resulted in a one-month transition period that began on June 1, 2013 and ended on June 30, 2013.

As a result of this change, in the Condensed Consolidated Statements of Operations, the Company compares the three-month period ended December 31, 2013 with the previously reported three-month period ended November 30, 2012 and the six-month period ended December 31, 2013 with the previously reported six-month period ended November 30, 2012. Financial information for the three and six months ended December 31, 2012 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three and six months ended November 30, 2012 provide a meaningful comparison for the three and six months ended December 31, 2013; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended December 31, 2012 were presented in lieu of results for the three and six months ended November 30, 2012; and (iii) it was not practicable or cost justified to prepare this information.

Business Combinations

            The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed for Cross Border Resources, Inc. (“Cross Border”).

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

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $2.5 million and $1.5 million, plus accrued interest in arrears, as of December 31, 2013 and November 30, 2012, respectively.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest.  As of December 31, 2013 and May 31, 2013, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired, and the Company will record a provision for impairment to write the debenture down to its estimated fair value. The Company did not record any impairment on the debentures during the six months ended December 31, 2013 and November 30, 2012.

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

3.  Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	December 31, 2013	May 31, 2013
Oil and natural gas properties:
Proved	$71,498	$63,891
Unproved	19,796	19,539
Total oil and natural gas properties	91,294	83,430
Less accumulated depletion and impairment	(13,959)	(9,140)
Net oil and natural gas properties capitalized costs	$77,335	$74,290

At December 31, 2013 and May 31, 2013, the capitalized costs of the Company’s oil and natural gas properties included (i) $36.9 million and $39.2 million, respectively, relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and (ii) $25.5 million and $26.8 million, respectively, relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the three and six months ended December 31, 2013 and November 30, 2012, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the three and six months ended December 31, 2013 and November 30, 2012.

The Company recorded no impairment during the three and six months ended December 31, 2013. The Company recorded $0.4 million of impairment related to its unproved oil and natural gas properties for the three and six months ended November 30, 2012 related to expiring acreage.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company did not record any impairment charges on its proved properties for the three and six months ended December 31, 2013 and November 30, 2012.

Other Property and Equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	December 31, 2013	May 31, 2013
Other property and equipment	$1,191	$1,026
Less accumulated depreciation and amortization	(271)	(184)
Net property and equipment	$920	$842

4.  Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations (“AROs”) for the six months ended December 31, 2013 and the fiscal year ended May 31, 2013:

(in thousands)	December 31, 2013	May 31, 2013
Asset retirement obligations at beginning of period	$5,019	$836
Liabilities incurred	49	22
Liabilities settled	—	(53)
Acquisitions	—	3,728
Accretion expense	135	150
Revisions in estimated liabilities	8	296
Asset retirement obligations at end of period	5,211	4,979
Less: current portion	242	228
Long-term portion	$4,969	$4,751

During the three and six months ended December 31, 2013 and the fiscal year ended May 31, 2013, the Company recorded upward revisions to previous estimates for its ARO primarily due to changes in the estimated future cash outlays.

5.   Derivatives

At December 31, 2013, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period		Contract Type	Volume Transacted	Contract Price
Crude Oil
January 1, 2014―August 31, 2014	Collar - Minimum	Option	437-1,936 Bbls/month	$80.00/Bbl
January 1, 2014―August 31, 2014	Collar - Maximum	Option	437-1,936 Bbls/month	$100.50/Bbl
January 1, 2014―November 30, 2014		Swap	2,000 Bbls/month	$93.50/Bbl
January 1, 2014―February 28, 2014		Swap	1,000 Bbls/month	$106.50/Bbl
January 1, 2014―March 31, 2014		Put	2,000 Bbls/month	$95.00/Bbl

The following table summarizes the fair value of the Company’s open commodity derivatives as of December 31, 2013 and May 31, 2013:

	Balance Sheet Location	Fair Value
		December 31,	May 31,
(in thousands)		2013	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Commodities derivative asset	$—	$265
Commodity derivatives	Commodities derivative liability	$54	$34

The following tables summarize the change in the fair value of the Company’s commodity derivatives:

	Income Statement Location	Three Months Ended,
		December 31,	November 30,
(in thousands)		2013	2012
Derivatives not designated as hedging instruments
Commodity derivatives	Realized gain on commodity derivatives	$37	$—
	Unrealized gain on commodity derivatives	64	—
		$101	$—

	Income Statement Location	Six Months Ended,
		December 31,	November 30,
(in thousands)		2013	2012
Derivatives not designated as hedging instruments
Commodity derivatives	Realized loss on commodity derivatives	$(51)	$—
	Unrealized gain on commodity derivatives	(231)	—
		$(282)	$—

Unrealized gains and losses, at fair value, are included on the Company’s Condensed Consolidated Balance Sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of the Company’s commodity derivatives contracts are recorded in earnings as they occur and included in other income (expense) on the Company’s Condensed Consolidated Statements of Operations. The Company estimates the fair values of swap contracts based on the present value of the difference in exchange-quoted forward price curves and contractual settlement prices multiplied by notional quantities. The Company internally valued the option contracts using industry-standard option pricing models and observable market inputs. The Company uses its internal valuations to determine the fair values of the contracts that are reflected on its Condensed Consolidated Balance Sheets. Realized gains and losses are also included in other income (expense) on the Company’s Condensed Consolidated Statements of Operations.

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

The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2013 and May 31, 2013:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Assets:
Commodity derivatives	$—	$—	$—	$—
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	—	—	4,820	4,820
Total	$—	$—	$4,820	$4,820

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,211)	$(5,211)
Commodity derivative	—	(54)	—	(54)
Environmental remediation liability	—	—	(2,088)	(2,088)
Total	$—	$(54)	$(7,299)	$(7,353)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2013
Assets:
Commodity derivatives	$—	$265	$—	$265
Oil and gas properties impairment (nonrecurring)	—	—	(411)	(411)
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	—	—	4,279	4,279
Total	$—	$265	$3,868	$4,133

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(4,979)	$(4,979)
Commodity derivative	—	(34)	—	(34)
Environmental remediation liability	—	—	(2,088)	(2,088)
Total	$—	$(34)	$(7,067)	$(7,101)

 7.  Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	December 31, 2013	May 31, 2013
Credit Agreement	$14,800	$19,800
Subordinated Note	—	500
Convertible notes payable, net of discount of $0 and $442, respectively	—	3,308
Mandatorily redeemable preferred, net of discount of $3,300 and $0, respectively	8,631	—
Total debt	23,431	23,608
Less: short-term portion	—	3,808
Long-term debt	$23,431	$19,800

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with Cross Border, Black Rock Capital, Inc. and RMR Operating, LLC (the Company, Cross Border, Black Rock Capital, Inc. and RMR Operating, LLC, jointly and severally, the “Borrowers”) and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (as amended, the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016.  The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. Effective September 12, 2013, the borrowing base was increased to $30.0 million from $20.0 million. As of December 31, 2013, the borrowing base and commitment were $30.0 million. As of December 31, 2013, the Company had $14.8 million outstanding under the Credit Facility and had availability of $12.6 million.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of December 31, 2013, the interest rate was 4%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company. As of December 31, 2013, the Company was in compliance with these covenants.

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

Convertible Promissory Notes

On November 25, 2011, the Company issued a $1.0 million convertible promissory note to Hohenplan Privatstiftung (the “2011 Hohenplan Note”), a $1.5 million convertible promissory note to Personalversorge der Autogrill Schweiz AG (the “Personalversorge Note”) and a $250,000 convertible promissory note to SST Advisors, Inc. (the “SST Note” and collectively with the 2011 Hohenplan Note and the Personalversorge Note, the “Convertible Notes”). On July 30, 2012, the Company issued a $1.0 million convertible promissory note (the “2012 Hohenplan Note”) to Hohenplan Privatstiftung.

In August 2013, the Company sold 100,002 Units in cancellation of the 2011 Hohenplan Note, the 2012 Hohenplan Note and the SST Note.  In November 2013, the Company paid in full the Personalversorge Note with cash. Prior to cancellation of these notes, the Company expensed the unamortized beneficial conversion feature, debt issuance costs and discounts totaling $0.3 million to interest expense.

Mandatorily Redeemable Preferred Stock

The Company’s Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of the Company’s common stock.  The Company classifies the Series A Preferred Stock as a long-term liability, and the Company records dividends paid or accrued as interest expense in the Company’s Condensed Consolidated Statement of Operations.

In August 2013, the Company closed offerings of 476,687 Units (the “Units”), including 100,002 Units sold in cancellation of $2.3 million in debt under convertible notes payable to Hohenplan Privatstiftung and SST Advisors, Inc., raising net proceeds of $7.1 million. Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock at a price of $22.50 per Unit.  The warrants are exercisable until the earlier of (i) August 2016 or (ii) the first trading day that is at least 30 days after the date that the Company has provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $15.00 per share or more and (B) traded, in the aggregate, 300,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $10.00 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock.  Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

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

For the three and six months ended December 31, 2013, the Company recognized total interest expense of $0.3 million and $0.9 million, respectively, related to the Series A Preferred Stock, which includes accretion of discount and amortization of issuance costs of $0.2 million and $0.3 million for the three and six months ended December 31, 2013, respectively.

Schedule of Future Debt Payments

The following is a schedule by fiscal year of future principal payments required under the Company’s outstanding debt as of December 31, 2013:

(in thousands)
Fiscal Years Ending June 30,
2016	14,800
2017	—
2018	—
2019	11,917
Total	26,717
Discount	(3,286)
Total, net value	$23,431

 8.  Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended,		Six Months Ended,
(dollars in thousands, except per share amounts)	December 31, 2013	November 30, 2012	December 31, 2013	November 30, 2012
Net loss (numerator):
Net loss – basic	$(2,205)	$(3,238)	$(3,480)	$(6,947)
Weighted average shares (denominator):
Weighted average shares – basic	13,372	9,053	13,147	8,904
Dilution effect of share-based compensation, treasury method(1)	—	—	—	—
Weighted average shares – diluted	13,372	9,053	13,147	8,904
Loss per share:
Basic	$(0.16)	$(0.36)	$(0.26)	$(0.78)
Diluted	$(0.16)	$(0.36)	$(0.26)	$(0.78)

(1)
Warrants to purchase approximately 1,553,560 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the three and six months ended December 31, 2013. Warrants to purchase approximately 86,100 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the three and six months ended November 30, 2012.

9.  Equity

During the three months ended December 31, 2013, the Company entered into a Debenture Purchase Agreement with a holder of Senior Series 2009A Debentures and Series 2009B Debentures (collectively, the “2009 Debentures”) of O&G Leasing, LLC for the purchase of an aggregate of $1.1 million principal amount of 2009 Debentures, plus accrued and unpaid interest, in exchange for the issuance of 0.9 million shares of common stock of the Company.

In August 2013, the Company closed an offering of 642,857 shares of common stock, raising net cash proceeds of $3.6 million after issuance costs of $0.9 million.

10.  Commitments and Contingencies

Litigation

Cross Border, Cross Border’s former Chief Executive Officer, and Cross Border’s former Chief Operating Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth initially filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, Cross Border’s former Chief Executive Officer.  Mr. Bloodworth later amended his lawsuit to name Horace Patrick Seale, Cross Border’s former Chief Operating Officer, as an additional defendant. Mr. Bloodworth generally alleges that Mr. Gray and Mr. Seale, as agents of Cross Border, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by Cross Border. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, fraud in the inducement and common law fraud, civil conspiracy, breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray, Mr. Seale and Cross Border deny that Mr. Bloodworth’s claims have any merit.

Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”), with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border in the amount of $751,334, representing amounts purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. Cross Border disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed by Cross Border in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division, where KeyBanc filed a counterclaim against Cross Border. Cross Border intends to vigorously defend the action.

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

As of December 31, 2013 and May 31, 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border expects to incur these expenditures over an eighteen month period beginning in January 2014.

Leases

As of December 31, 2013, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana and rented corporate housing in Richardson, Texas under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $24,000 per month and have remaining lease terms ranging from 4 months to 33 months. The following is a schedule by year of future minimum rental payments required under these lease arrangements as of December 31, 2013:

(in thousands)
Fiscal Years Ending June 30,
2014	$131
2015	206
2016	181
2017	45
2018	—
Total	$563

Rent expense under the Company’s lease arrangements amounted to approximately $64,000 and $70,000 for the three months ended December 31, 2013 and November 30, 2012, respectively.  Rent expense under the Company’s lease arrangements amounted to approximately $133,000 and $149,000 for the six months ended December 31, 2013 and November 30, 2012, respectively.

11.  Related Party Transactions

The Company entered into a drilling consulting agreement with R.K. Ford and Associates, and a contract for drilling services with Western Drilling on the Company’s Madera 24-2H, Madera 25-2H, and Madera 19-4H wells. At the time, each of these entities were owned or partially owned by Randell K. Ford, a then-current director of the Company. Mr. Ford passed away in December 2013. During the three months ended December 31, 2013 and November 30, 2012, these entities provided the Company with an aggregate of approximately $1.7 million and $15,000, respectively, of services, of which $0.7 million and $0, respectively, remained unpaid at the end of the respective periods.  During the six months ended December 31, 2013 and November 20, 2012, these entities provided the Company with an aggregate of approximately $1.9 million and $15,000, respectively, of services, of which $0.7 million and $0, respectively, remained unpaid at the end of the respective periods.

In addition, the Company is a party to a lease agreement with R.K. Ford and Associates, pursuant to which the Company leases office space in Midland, Texas. During the three months ended December 31, 2013 and November 30, 2012, the Company paid approximately $0 and $6,000, respectively, to R.K. Ford and Associates pursuant to the lease agreement.  During the six months ended December 31, 2013 and November 30, 2012, the Company paid approximately $2,000 and $13,000, respectively, to R.K. Ford and Associates pursuant to the lease agreement.  The lease agreement expired in July 2013.

 12.  Subsequent Events

Reverse Stock Split and Authorized Share Reduction

 On January 31, 2014, Red Mountain Resources, Inc., a Florida corporation (“RMR FL”), effected a reverse stock split of RMR FL’s common stock, par value $0.00001 per share (“RMR FL Common Stock”), at an exchange ratio of 1-for-10 (the “Reverse Stock Split”), together with a proportional reduction in the number of authorized shares of RMR FL Common Stock from 500.0 million shares to 50.0 million shares. The par value of RMR FL Common Stock did not change as a result of the Reverse Stock Split.  As of January 31, 2014, every ten shares of RMR FL Common Stock were combined into one share of RMR FL Common Stock, reducing the number of outstanding shares of RMR FL Common Stock from approximately 134.0 million to approximately 13.4 million.  In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of RMR FL Common Stock.

Change of State of Incorporation

 On January 31, 2014, RMR FL changed its state of incorporation from the State of Florida to the State of Texas by merging (the “Reincorporation”) with and into its wholly-owned subsidiary, Red Mountain Resources, Inc., a Texas corporation, with Red Mountain Resources, Inc., a Texas corporation, continuing as the surviving corporation. As a result, as of January 31, 2014:

(i)           RMR FL ceased to exist;

(ii)         shareholders of RMR FL automatically became shareholders of Red Mountain, without any action by such shareholders, and began to be governed by (a) the Texas Business Organizations Code, (b) Red Mountain’s Certificate of Formation, and (c) Red Mountain’s Bylaws;

(iii)        the name, business, management, fiscal year, accounting, location of the principal executive offices, assets and liabilities of RMR FL became the name, business, management, fiscal year, accounting, location of the principal executive offices, assets and liabilities of Red Mountain; and

(iv)        the directors and officers of RMR FL prior to the Reincorporation continued as the directors and officers of Red Mountain after the Reincorporation for an identical term of office.

The Company’s common stock, on a split-adjusted basis, has a new CUSIP number of 75678V 302.

Increase in Borrowings Under Credit Facility

On, January 21, 2014, the Company withdrew $5.0 million under its Credit Facility with Independent Bank.  As of January 21, 2014, the Company had $19.8 million outstanding under the Credit Facility and had availability of $7.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to the “Company,” “we,” “our” and “us” refer to (i) Red Mountain Resources, Inc., a Texas corporation (“Red Mountain”), (ii) Red Mountain’s wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”). As of December 31, 2013, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border’s common stock not owned by us.

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

As of January 31, 2014, we owned interests in 887,341 gross (310,103 net) mineral and lease acres in New Mexico, Texas and Kansas, of which 336,837 gross (31,139 net) acres are within the Permian Basin. We have successfully leased 9,388 net acres in Kansas located on the Central Kansas Uplift, and we also owned interests in over 1,405 net acres located on the Villarreal, Frost Bank, Resendez, Peal Ranch and La Duquesa Prospects in the Gulf Coast of Texas.

On January 28, 2013, we closed the acquisition of 5,091,210 shares of common stock of Cross Border, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the acquisition, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of December 31, 2013, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border’s outstanding common stock.

Recent Developments

Convertible Promissory Note. On November 22, 2013, we paid in full the $1.5 million convertible promissory note, plus accrued and unpaid interest, to Personalversorge der Autogrill Schweiz AG, and the note was terminated.

Reverse Stock Split and Authorized Share Reduction. On January 31, 2014, Red Mountain Resources, Inc., a Florida corporation (“RMR FL”), effected a reverse stock split of RMR FL’s common stock, par value $0.00001 per share (“RMR FL Common Stock”), at an exchange ratio of 1-for-10 (the “Reverse Stock Split”), together with a proportional reduction in the number of authorized shares of RMR FL Common Stock from 500.0 million shares to 50.0 million shares. The par value of RMR FL Common Stock did not change as a result of the Reverse Stock Split.  As of January 31, 2014, every ten shares of RMR FL Common Stock were combined into one share of RMR FL Common Stock, reducing the number of outstanding shares of RMR FL Common Stock from approximately 134.0 million to approximately 13.4 million.  In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of RMR FL Common Stock.

All share and per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

Change of State of Incorporation. On January 31, 2014, RMR FL changed its state of incorporation from the State of Florida to the State of Texas by merging (the “Reincorporation”) with and into its wholly-owned subsidiary, Red Mountain, with Red Mountain continuing as the surviving corporation. As a result, as of January 31, 2014:

(i)            RMR FL ceased to exist;

(ii)          shareholders of RMR FL automatically became shareholders of Red Mountain, without any action by such shareholders, and began to be governed by (a) the Texas Business Organizations Code, (b) Red Mountain’s Certificate of Formation, and (c) Red Mountain’s Bylaws;

(iii)         the name, business, management, fiscal year, accounting, location of the principal executive offices, assets and liabilities of RMR FL became the name, business, management, fiscal year, accounting, location of the principal executive offices, assets and liabilities of Red Mountain; and

(iv)         the directors and officers of RMR FL prior to the Reincorporation continued as the directors and officers of Red Mountain after the Reincorporation for an identical term of office.

On January 31, 2014, our common stock commenced trading on a split-adjusted basis under a new OTC Bulletin Board trading symbol, “RDMPD.”  The new trading symbol was assigned by the Financial Industry Regulatory Authority in connection with the approval of the Reincorporation and Reverse Stock Split.  Our trading symbol will be “RDMPD” for 20 business days from January 31, 2014, after which it will revert to “RDMP.”  Our common stock, on a split-adjusted basis, has a new CUSIP number of 75678V 302.

As a result of the Reincorporation, Red Mountain became the successor corporation to RMR FL under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will succeed to RMR FL’s reporting obligations thereunder. Pursuant to Rule 12g-3 promulgated under the Exchange Act, the common stock, preferred stock and warrants of Red Mountain are deemed to be registered under Section 12(g) of the Exchange Act.

Fiscal 2014 Second Quarter Operational Update

During the three months ended December 31, 2013, we completed drilling the Madera 25 Federal Com 2H well, in which we have a 30% working interest and 23% net revenue interest. On November 28, 2013, we spudded the Madera 19 Federal Com 4H well, in which we have an 84% working interest and 63% net revenue interest. Both of these wells are long-lateral wells individually consisting of a total measured depth of approximately 16,000 feet. At December 31, 2013, the Madera 25 Federal Com 2H well was awaiting completion and the Madera 19 Federal Com 4H well was drilling.

In our non-operated Permian acreage, we participated in four development wells. These wells consisted of (i) one gross (0.2 net) horizontal 2nd Bone Spring well operated by Mewbourne Oil Co., located in the Turkey Track Field; (ii) two gross (0.3 net) vertical Glorieta-Yeso wells operated by LRE Operating LLC, located in the Red Lake Field and (iii) one gross (0.1 net) horizontal Glorieta-Yeso well operated by COG Operating LLC, located in the N. Seven Rivers Field.

Planned Operations

For the remainder of fiscal year 2014, we plan to spend up to $15.0 million for continued development, workovers and recompletions on our properties including Tom Tom, Cowden, Madera and Shafter Lake and on properties in our non-operated Permian acreage. The following sets forth our current fiscal 2014 development program (dollars in millions):

				Percentage of
	Gross	Net		Total
Target	Wells	Wells	Cost	Program
San Andres (Tom Tom, Cowden and Shafter Lake)	25.0	20.9	$6.0	40%
Madera (Brushy Canyon)	2.0	1.1	7.0	47
Non-operated and other	5.0	1.2	2.0	13
Total	32.0	23.2	$15.0	100%

Assuming successful and timely implementation of the current and planned operations, we expect to have sufficient liquidity to complete our planned operations.  However, in the event of disruptions, delays or failures with current or planned operations, we will need to raise between $5.0 million to $10.0 million of additional funds to fully fund our fiscal 2014 development program. If we do not raise these additional funds, we will need to curtail or delay our fiscal 2014 development program.

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

Transition Period

On July 17, 2013, our board of directors approved a change in our fiscal year end from May 31 to June 30, effective as of June 30, 2013.  In the following “Results of Operations,” we compare the results of the three and six months ended December 31, 2013 with the previously reported three and six months ended November 30, 2012.  Financial information for the three and six months ended December 31, 2012 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three and six months ended November 30, 2012 provide a meaningful comparison for the three and six months ended December 31, 2013; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and six months ended December 31, 2012 were presented in lieu of results for the three and six months ended November 30, 2012; and (iii) it was not practicable or cost justified to prepare this information.

Results of Operations

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three and six months ended December 31, 2013 and November 30, 2012.

	Three Months Ended,		Six Months Ended,
	December 31, 2013	November 30, 2012	December 31, 2013	November 30, 2012
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$4,467	$1,108	$10,241	$2,454

Net Production sold
Oil (Bbl)	36,884	7,490	80,533	19,652
Natural gas (Mcf)	202,194	138,302	443,211	279,427
Natural gas liquids (Bbl)	6,622	2,061	15,309	4,164
Total (Boe)	77,205	32,601	169,711	70,387
Total (Boe/d) (1)	839	358	922	385

Average sales prices
Oil ($/Bbl)	$93.08	$81.43	$98.16	$80.58
Natural gas ($/Mcf)	4.02	3.05	4.29	2.64
Natural gas liquids ($/Bbl)	31.65	37.01	25.44	30.83
Total average price ($/Boe)	$57.70	$33.99	$60.08	$34.80

Costs and expenses (per Boe)
Exploration expense	$4.24	$0.37	$2.52	$0.44
Production taxes	7.42	0.58	6.94	1.46
Lease operating expenses	9.16	6.10	8.57	8.03
Natural gas transportation and marketing expenses	0.48	1.07	0.44	0.84
Depreciation, depletion, amortization and impairment	28.00	18.13	25.05	28.39
Accretion of discount on asset retirement obligation	0.88	0.46	0.80	0.43
General and administrative expense	24.80	44.35	22.74	58.24

(1) Boe/d is calculated based on actual calendar days during the period.

Results of Operations—Three Months Ended December 31, 2013 Compared to Three Months Ended November 30, 2012

Revenues and Production

Oil and Natural Gas Production.  During the three months ended December 31, 2013, we had net production sold of 77,205 barrels of oil equivalent (“Boe”), compared to net production sold of 32,601 Boe during the three months ended November 30, 2012. The increase in net production sold was primarily attributable to the consolidation of Cross Border and drilled wells coming online during the three months ended December 31, 2013. For the three months ended December 31, 2013, 47.8% of our production was oil and 52.2% was natural gas and natural gas liquids, compared to 23.0% oil and 77.0% natural gas and natural gas liquids for the three months ended November 30, 2012.

Oil and Natural Gas Sales.  During the three months ended December 31, 2013, we had oil and natural gas sales of $4.5 million, as compared to $1.1 million during the three months ended November 30, 2012. The increase in oil and natural gas sales was primarily attributable to the consolidation of Cross Border and drilled wells coming online during the three months ended December 31, 2013.

Costs and Expenses

Exploration Expense.  Exploration expense was $0.3 million for the three months ended December 31, 2013, as compared to $12,000 for the three months ended November 30, 2012. The increase in exploration expense was attributable to seismic surveys and geological and geophysical activities performed during the three months ended December 31, 2013.

Production Taxes.  Production taxes were $0.6 million for the three months ended December 31, 2013, as compared to $19,000 for the three months ended November 30, 2012. The increase in production taxes was attributable to increased oil and natural gas sales.

Lease Operating Expenses.  During the three months ended December 31, 2013, we incurred lease operating expenses of $0.7 million, as compared to $0.2 million during the three months ended November 30, 2012. The increase in lease operating expenses was attributable to the consolidation of Cross Border and drilled wells coming online during the three months ended December 31, 2013.

Natural Gas Transportation and Marketing Expenses.  For the three months ended December 31, 2013, natural gas transportation and marketing expenses was $37,000, as compared to $35,000 for the three months ended November 30, 2012.

Depreciation, Depletion, Amortization and Impairment.  For the three months ended December 31, 2013, depreciation, depletion, amortization and impairment was $2.2 million, as compared to $0.6 million for the three months ended November 30, 2012. The increase in depreciation, depletion, amortization and impairment was attributable to the consolidation of Cross Border, depletion of the wells that came online during the three months ended December 31, 2013, and the prior upward revision of asset retirement obligations in December 2012, partially offset by decreased impairment for the three months ended December 31, 2013.

General and Administrative Expense.  General and administrative expense was $1.9 million for the three months ended December 31, 2013, as compared to $1.4 million for the three months ended November 30, 2012. The increase in general and administrative expense was primarily attributable to increased personnel costs of approximately $0.3 million and an increase in professional fees of approximately $55,000.

Other Expense.  Other expense was $0.8 million for the three months ended December 31, 2013, as compared to other expense of $2.0 million for the three months ended November 30, 2012. The decrease in other expense was primarily attributable to an unrealized loss on investment in Cross Border warrants and equity in earnings of Cross Border during the three months ended November 30, 2012, which were eliminated in 2013 upon consolidation of Cross Border.

Results of Operations—Six Months Ended December 31, 2013 Compared to Six Months Ended November 30, 2012

Revenues and Production

Oil and Natural Gas Production.  During the six months ended December 31, 2013, we had net production sold of 169,711 Boe, compared to net production sold of 70,387 Boe during the six months ended November 30, 2012. The increase in net production sold was primarily attributable to the consolidation of Cross Border and production from our Madera 24 Federal 3H well. For the six months ended December 31, 2013, 47.5% of our production was oil and 52.5% was natural gas and natural gas liquids, compared to 27.9% oil and 72.1% natural gas and natural gas liquids for the six months ended November 30, 2012.

Oil and Natural Gas Sales.  During the six months ended December 31, 2013, we had oil and natural gas sales of $10.2 million, as compared to $2.5 million during the six months ended November 30, 2012. The increase in oil and natural gas sales was primarily attributable to the consolidation of Cross Border and production from our Madera 24 Federal 3H well.

Costs and Expenses

Exploration Expense.  Exploration expense was $0.4 million for the six months ended December 31, 2013, as compared to $31,000 for the six months ended November 30, 2012. The increase in exploration expense was attributable to seismic surveys and geological and geophysical activities performed during the six months ended December 31, 2013.

Production Taxes.  Production taxes were $1.2 million for the six months ended December 31, 2013, as compared to $0.1 million for the six months ended November 30, 2012. The increase in production taxes was attributable to increased oil and natural gas sales.

Lease Operating Expenses.  During the six months ended December 31, 2013, we incurred lease operating expenses of $1.5 million, as compared to $0.6 million during the six months ended November 30, 2012. The increase in lease operating expenses was attributable to the consolidation of Cross Border and increased production from the completed producing wells on our Madera property.

Natural Gas Transportation and Marketing Expenses.  For the six months ended December 31, 2013, natural gas transportation and marketing expenses was $74,000, as compared to $59,000 for the six months ended November 30, 2012.

Depreciation, Depletion, Amortization and Impairment.  For the six months ended December 31, 2013, depreciation, depletion, amortization and impairment was $4.3 million, as compared to $2.0 million for the six months ended November 30, 2012. The increase in depreciation, depletion, amortization and impairment was attributable to the consolidation of Cross Border, depletion of the wells that came online during the six months ended December 31, 2013, and the prior upward revision of asset retirement obligations in December 2012, partially offset by decreased impairment for the six months ended December 31, 2013.

General and Administrative Expense.  General and administrative expense was $3.9 million for the six months ended December 31, 2013, as compared to $4.1 million for the six months ended November 30, 2012. The decrease in general and administrative expense was due primarily to a decrease in professional fees of approximately $0.6 million ($0.5 million of which related to professional fees for acquisitions), partially offset by higher insurance costs of approximately $22,000 related to the acquisition of Cross Border, and an increase in personnel costs of approximately $0.3 million related to increased headcount.

Other Expense.  Other expense was $2.1 million for the six months ended December 31, 2013, as compared to other expense of $2.5 million for the six months ended November 30, 2012. The decrease in other expense was primarily attributable to an unrealized loss on investment in Cross Border warrants and equity in earnings of Cross Border during the six months ended November 30, 2012, which were eliminated in 2013 upon consolidation of Cross Border, partially offset by increased interest expense.

Liquidity and Capital Resources

General

Our primary source of liquidity for the second quarter of fiscal 2014 was cash flow from operations.  Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our $100.0 million revolving credit facility (as amended, the “Credit Facility”), and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

Capital Expenditures

Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. We anticipate cash capital expenditures of up to $15.0 million for the remainder of fiscal year 2014. See “— Planned Operations” for more information about our planned capital expenditures. As of December 31, 2013, assuming successful and timely implementation of the current and planned operations, we expect to have sufficient liquidity to complete our planned operations.  However, in the event of disruptions, delays or failures with current or planned operations, we will need to raise between $5.0 million to $10.0 million of additional funds to fully fund our fiscal 2014 development program. If we do not raise these additional funds, we will need to curtail or delay our fiscal 2014 development program.

Liquidity

At December 31, 2013, we had $1.9 million in cash and cash equivalents and $23.4 million of total indebtedness under the Credit Facility and the Company’s 10.0% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), net of a discount of $3.3 million. At December 31, 2013, we had a working capital deficit of $6.2 million compared to a working capital deficit of $15.7 million at November 30, 2012.

We expect to have sufficient cash on hand, cash flow from operations and available borrowings under our Credit Facility to fund our operations for the remainder of fiscal 2014.

Financings

On November 22, 2013, we paid in full a $1.5 million convertible promissory note, plus accrued and unpaid interest, to Personalversorge der Autogrill Schweiz AG, and the note was terminated.

On, January 21, 2014, we withdrew $5.0 million under the Credit Facility.  As of January 31, 2014, we had $19.8 million outstanding under the Credit Facility and had availability of $7.6 million.

Cash Flows

Net cash provided by operating activities was $5.0 million for the six months ended December 31, 2013, compared to net cash used in operating activities of $0.4 million for the six months ended November 30, 2012. The increase in net cash provided by operating activities was primarily due to the consolidation of Cross Border and drilled wells coming online during the six months ended December 31, 2013.

Net cash used in investing activities increased to $7.2 million for the six months ended December 31, 2013 from $0.5 million for the six months ended November 30, 2012 due to increased drilling activity during the six months ended December 31, 2013.

 Net cash provided by financing activities was $3.7 million for the six months ended December 31, 2013, as compared to $1.1 million for the six months ended November 30, 2012. Net cash provided by financing activities for the six months ended December 31, 2013 was primarily comprised of proceeds from the sale of common stock and Units, consisting of Series A Preferred Stock and warrants, partially offset by $7.0 million of payments on the Credit Facility and convertible notes payable.

Credit Facility

The Senior First Lien Secured Credit Agreement (as amended, the “Credit Agreement”) with Cross Border, Black Rock and RMR Operating (Red Mountain, Cross Border, Black Rock and RMR Operating, jointly and severally, the “Borrowers”) and Independent Bank, as Lender, provides for up to a $100.0 million Credit Facility with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of December 31, 2013, the borrowing base was $30.0 million.

A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

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

As of December 31, 2013, the Borrowers had collectively borrowed $14.8 million and had availability of $12.6 million under the Credit Facility.

Series A Preferred Stock

As of December 31, 2013, we had 476,687 shares of Series A Preferred Stock outstanding.  The Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of our common stock.  We classify the Series A Preferred Stock as a long-term liability, and we record dividends paid or accrued as interest expense in our condensed consolidated statements of operations.

In August 2013, we closed offerings of 476,687 Units (the “Units”), including 100,002 Units sold in cancellation of $2.3 million in debt, raising net proceeds of $7.1 million. Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock.  The warrants are exercisable until the earlier of August 2016 or (ii) the first trading day that is at least 30 days after the date that we have provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $15.00 per share or more and (B) traded, in the aggregate, 300,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $10.00 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock.  Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of our common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

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

For the three months ended December 31, 2013, we recognized total interest expense of $0.5 million related to the Series A Preferred Stock, which includes accretion of discount and issuance cost of $0.3 million.

Contractual Obligations

There were no changes to our contractual obligations during the three months ended December 31, 2013.

Off-Balance Sheet Arrangements

Since May 31, 2013, there have been no material changes to our off-balance sheet arrangements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” “understand,” or similar expressions and the negative of such words and expressions, although not all forward-looking statements contain such words or expressions.

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

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our condensed consolidated statements of operations under the captions “Unrealized gain (loss) on commodity derivatives” and “Realized gain (loss) on commodity derivatives,” respectively. Each derivative contract is evaluated separately to determine its own fair value. During the three and six months ended December 31, 2013, we recorded an unrealized gain (loss) on commodity derivative contracts of $64,000 and $(231,000), respectively, and a realized gain (loss) on commodity derivative contracts of $37,000 and $(51,000), respectively.

The following table summarizes our outstanding derivatives contracts with respect to future oil production as of December 31, 2013:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 1, 2014―August 31, 2014 Collar - Minimum	Option	437-1,936 Bbls/month	$80.00/Bbl
January 1, 2014―August 31, 2014 Collar - Maximum	Option	437-1,936 Bbls/month	$100.50/Bbl
January 1, 2014―November 30, 2014	Swap	2,000 Bbls/month	$93.50/Bbl
January 1, 2014―February 28, 2014	Swap	1,000 Bbls/month	$106.50/Bbl
January 1, 2014―March 31, 2014	Put	2,000 Bbls/month	$95.00/Bbl

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of December 31, 2013, a 10% increase in underlying commodity prices would reduce the fair value of these derivatives by $5,000, while a 10% decrease in underlying commodity prices would increase the fair value of these derivatives by $5,000.

Interest Rate Risk

The Credit Facility exposes us to interest risk associated with interest rate fluctuations on outstanding borrowings. At December 31, 2013, we had $14.8 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (which interest rate was 4.0% at December 31, 2013). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of December 31, 2013 would result in an increase or decrease in our interest costs of approximately $20,000 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 and, based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2013, we began implementing a new accounting system that is commonly used by other public oil and gas companies.  There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

There have been no material changes to the pending legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, except as follows:

Cross Border, Cross Border’s former Chief Executive Officer, and Cross Border’s former Chief Operating Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth initially filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, Cross Border’s former Chief Executive Officer.  Mr. Bloodworth later amended his lawsuit to name Horace Patrick Seale, Cross Border’s former Chief Operating Officer, as an additional defendant. Mr. Bloodworth generally alleges that Mr. Gray and Mr. Seale, as agents of Cross Border, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by Cross Border. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, fraud in the inducement and common law fraud, civil conspiracy, breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray, Mr. Seale and Cross Border deny that Mr. Bloodworth’s claims have any merit.

Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”), with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border in the amount of $751,334, representing amounts purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. Cross Border disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed by Cross Border in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division, where KeyBanc filed a counterclaim against Cross Border. Cross Border intends to vigorously defend the action.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Mine Safety Disclosures

Not applicable.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

2.1
Agreement and Plan of Merger, dated January 29, 2014, by and between Red Mountain Resources, Inc., a Florida corporation, and Red Mountain Resources, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1	Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2	Bylaws of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.1	Form of Common Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.2
Form of 10.0% Series A Cumulative Redeemable Preferred Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.3	Form of Warrant Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.4
Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

4.5
Amendment No. 1 to Warrant Agreement, effective as of January 31, 2014, between Broadridge Corporate Issuer Solutions, Inc. and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

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
Michael R. Uffman
Chief Financial Officer

Date: February 10, 2014

INDEX TO EXHIBITS

2.1
Agreement and Plan of Merger, dated January 29, 2014, by and between Red Mountain Resources, Inc., a Florida corporation, and Red Mountain Resources, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1	Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2	Bylaws of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.1	Form of Common Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.2
Form of 10.0% Series A Cumulative Redeemable Preferred Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.3	Form of Warrant Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.4
Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

4.5
Amendment No. 1 to Warrant Agreement, effective as of January 31, 2014, between Broadridge Corporate Issuer Solutions, Inc. and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

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