Form 10-Q
period 2014-03-31
RED MOUNTAIN RESOURCES, INC.
filed 2014-05-12
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

          As of May 9, 2014, the registrant had 14,810,864 shares of common stock outstanding.

Explanatory Note

Red Mountain Resources, Inc. effected a reverse stock split of its outstanding common stock at a ratio of one-for-ten (1:10) on January 31, 2014. All share and per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Red Mountain Resources, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2014	May 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,233	$1,112
Accounts receivable – oil and natural gas sales	3,081	3,522
Accounts receivable – joint interest	1,293	2,604
Debt issuance costs	230	230
Prepaid expenses and other current assets	509	420
Commodities derivative asset – current	96	190
Deferred tax asset – current	428	299
Total current assets	6,870	8,377
Long-Term Investments:
Debentures – held to maturity	4,820	4,279
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	80,684	63,891
Unproved properties	19,793	19,539
Other property and equipment	1,199	1,026
Less accumulated depreciation, depletion and impairment	(16,684)	(9,324)
Oil and natural gas properties, net	84,992	75,132
Other Assets:
Commodities derivative asset, net of current portion	—	75
Restricted cash, long-term	465	452
Debt issuance costs, net of current portion	1,541	450
Security deposit and other assets	131	465
Total Assets	$98,819	$89,230

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,473	$9,354
Revenues payable	1,329	774
Preferred dividend payable	298	—
Accrued expenses	2,280	1,137
Stock issuance liability	154	—
Commodities derivative liability	92	34
Convertible notes payable, net of discount of $0 and $442, respectively	—	3,308
Notes payable – current	—	500
Asset retirement obligation – current	228	228
Environmental remediation liability – current	1,400	1,400
Total current liabilities	12,254	16,735
Long-Term Liabilities:
Line of credit, net of current portion	23,800	19,800
Mandatorily redeemable preferred stock, net of discount of $3,105 and $0, respectively	8,812	—
Environmental remediation liability, net of current portion	677	688
Deferred tax liability – long-term	428	299
Asset retirement obligation, net of current portion	5,047	4,751
Total long-term liabilities	38,764	25,538
Total Liabilities	51,018	42,273
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.00001 par value; 50,000 shares authorized; 13,422 shares issued and 13,401 outstanding as of March 31, 2014; 12,692 shares issued and 12,596 shares outstanding as of May 31, 2013	1	1
Noncontrolling interest	6,001	5,603
Additional paid-in capital	72,077	65,536
Accumulated deficit	(30,278)	(24,183)
Total stockholders’ equity	47,801	46,957
Total Liabilities and Stockholders’ Equity	$98,819	$89,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2014	Three Months Ended February 28, 2013	Nine Months Ended March 31, 2014	Nine Months Ended February 28, 2013
Revenue:
Oil and natural gas sales	$5,270	$2,463	$15,511	$4,917
Operating Expenses:
Exploration expense	515	22	943	53
Production taxes	386	77	1,564	180
Lease operating expenses	633	401	2,088	966
Natural gas transportation and marketing expenses	43	18	117	77
Depreciation, depletion, amortization and impairment	2,460	1,195	6,712	3,193
Accretion of discount on asset retirement obligation	64	44	199	74
General and administrative expense	1,993	2,106	5,852	6,205
Total operating expenses	6,094	3,863	17,475	10,748
Loss from Operations	(824)	(1,400)	(1,964)	(5,831)
Other Income (Expense):
Change in fair value of derivative liability	—	90	—	182
Unrealized loss on investment in Cross Border Resources, Inc. warrants	—	(612)	—	(1,304)
Equity in earnings of Cross Border Resources, Inc.	—	99	—	(332)
Gain on consolidation of Cross Border Resources, Inc.	—	736	—	736
Interest income	—	29	—	29
Interest expense	(902)	(873)	(2,717)	(2,310)
Unrealized loss on debentures	—	(455)	—	(503)
Impairment on note receivable	—	(856)	—	(856)
Unrealized (loss) gain on commodity derivatives	(41)	177	(272)	177
Realized (loss) gain on commodity derivatives	(23)	17	(74)	17
Total Other Expense	(966)	(1,648)	(3,063)	(4,164)
Loss Before Income Taxes	(1,790)	(3,048)	(5,027)	(9,995)
Income tax provision	—	—	—	—
Net loss	(1,790)	(3,048)	(5,027)	(9,995)
Net income (loss) attributable to non-controlling interest	194	344	437	344
Net loss attributable to Red Mountain Resources, Inc	$(1,984)	$(3,392)	$(5,464)	$(10,339)
Basic and diluted net loss per common share	$(0.15)	$(0.33)	$(0.41)	$(1.10)
Basic and diluted weighted average common shares outstanding	13,422	10,347	13,237	9,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2014	Nine Months Ended February 28, 2013
Cash Flow From Operating Activities:
Net loss	$(5,027)	$(9,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	6,712	3,193
Equity in earnings of Cross Border Resources, Inc.	—	332
Issuance of stock for services	—	229
Gain on consolidation of Cross Border Resources, Inc.	—	(736)
Amortization of debt issuance costs	1,215	1,338
Accretion of discount on asset retirement obligation	199	74
Change in fair value of warrant liability	—	1,304
Impairment on note receivable	—	856
Change in fair value of derivative liability	(18)	(182)
Settlement of environmental liabilities	(11)	—
Dividend accrued for mandatorily redeemable preferred stock	298	—
Change in fair value of commodity derivatives	146	(177)
Loss on debentures	—	503
Change in working capital:
Accounts receivable - oil and natural gas sales	1,592	(208)
Accounts receivable - other	373	(974)
Accounts receivable - related party	—	(245)
Prepaid expenses and other assets	550	(530)
Accounts payable	(2,653)	(1,603)
Accounts payable – related party	—	21
Restricted cash	(13)	25
Accrued expenses	1,153	1,739
Net cash provided by (used in) operating activities	4,516	(5,036)
Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(16,259)	(408)
Acquisitions of oil and natural gas properties	—	255
Net cash acquired in business combination	—	279
Additions to other property and equipment	(153)	(250)
Settlement of asset retirement obligations	—	(54)
Net cash used in investing activities	(16,412)	(178)
Cash Flow From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	3,605	5,640
Proceeds from issuance of preferred stock, net of issuance costs	7,068	—
Exercise of warrants	—	150
Draws on line of credit	9,000	11,150
Payments on line of credit	(5,000)	(3,187)
Proceeds from notes payable	—	2,400
Payments on notes payable	(2,000)	(8,327)
Net cash provided by financing activities	12,673	7,826
Net change in cash and equivalents	777	2,612
Cash at beginning of period	456	168
Cash at end of period	$1,233	$2,780
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$489	$167
Non-Cash Transactions
Change in asset retirement obligation estimate	$8	$296
Issuance of shares for investment in Cross Border Resources, Inc.	$—	$15,739
Convertible notes payable derivative liability	$—	$300
Issuance of shares for debentures	$541	$4,782
Issuance of shares for equipment	$—	$14
Issuance of shares for debt issuance costs	$—	$161
Issuance of stock accrued in stock issuance liability	$—	$68
Issuance of shares for services	$—	$229
Issuance of shares for acquisition of oil and gas properties	$—	$2,232
Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	$—	$634
Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	$—	$1,744
Issuance of shares to brokers	$2,395	$212
Issuance of options	$—	$529
Issuance of warrants	$—	$334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Share Subscription Receivable	Noncontrolling Interest	Total

Balance at May 31, 2012	8,693	$0.869	$30,548	$(10,079)	$(150)	$—	$20,320
Issuance of shares in private placement, net of offering costs of $1,351	1,160	0.116	7,290	—	(100)	—	7,190
Issuance of shares for investment in Cross Border Resources, Inc.	1,573	0.157	15,236	—	—	—	15,236
Adjustment for consolidation of Cross Border Resources, Inc.	—	—	—	(1,902)	—	6,359	4,457
Acquisition of additional minority interest in Cross Border Resources, Inc.	117	0.012	1,438	—	—	(1,438)	—
Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	194	0.019	1,744	—	—	—	1,744
Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	75	0.007	634	—	—	—	634
Issuance of warrants for investment in warrants of Cross Border Resources, Inc.	—	—	37	—	—	—	37
Issuance of shares for acquisition of oil and gas properties	238	0.024	2,232	—	—	—	2,232
Issuance of shares for equipment	1	—	14	—	—	—	14
Issuance of shares for stock issuance liability	8	0.001	68	—	—	—	68
Issuance of shares for debentures	570	0.057	4,782	—	—	—	4,782
Issuance of shares for debt issuance costs	12	0.001	161	—	—	—	161
Issuance of warrants for debt issuance costs	—	—	133	—	—	—	133
Issuance of shares for services	26	0.003	229	—	—	—	229
Issuance of shares to brokers	25	0.003	212	—	—	—	212
Issuance of warrants to brokers	—	—	249	—	—	—	249
Issuance of options	—	—	529	—	—	—	529
Cash received for subscription receivable	—	—	—	—	250	—	250
Net loss	—	—	—	(12,202)	—	682	(11,520)
Balance at May 31, 2013	12,692	$1.269	$65,536	$(24,183)	$—	$5,603	$46,957

Net loss	—	—	—	(631)	—	(39)	(670)
Balance at June 30, 2013	12,692	$1.269	$65,536	$(24,814)	$—	$5,564	$46,287
Issuance of shares, net of offering costs of $895	643	0.064	3,605	—	—	—	3,605
Issuance of warrants with preferred stock	—	—	2,395	—	—	—	2,395
Issuance of shares for debentures	87	0.009	541	—	—	—	541
Net income (loss)	—	—	—	(5,464)	—	437	(5,027)
Balance at March 31, 2014	13,422	$1.342	$72,077	$(30,278)	$—	$6,001	$47,801

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

          The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2014 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

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

          As a result of this change, in the Condensed Consolidated Statements of Operations, the Company compares the three-month period ended March 31, 2014 with the previously reported three-month period ended February 28, 2013 and the nine-month period ended March 31, 2014 with the previously reported nine-month period ended February 28, 2013. Financial information for the three and nine months ended March 31, 2013 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three and nine months ended February 28, 2013 provide a meaningful comparison for the three and nine months ended March 31, 2013; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and nine months ended March 31, 2013 were presented in lieu of results for the three and nine months ended February 28, 2013; and (iii) it was not practicable or cost justified to prepare this information.

Business Combinations

          The Company accounts for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). The

acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. As of December 31, 2013, the Company has finalized the determination of the fair values of the assets acquired and liabilities assumed for Cross Border Resources, Inc. (“Cross Border”).

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

          Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $2.5 million and $1.1 million, plus accrued interest in arrears, as of March 31, 2014 and February 28, 2013, respectively.

          Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest. As of March 31, 2014 and May 31, 2013, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

          The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired, and the Company will record a provision for impairment to write the debenture down to its estimated fair value. The Company did not record any impairment on the debentures during the nine months ended March 31, 2014 and February 28, 2013.

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

3. Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

          The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	March 31, 2014	May 31, 2013
Oil and natural gas properties:
Proved	$80,684	$63,891
Unproved	19,793	19,539
Total oil and natural gas properties	100,477	83,430
Less accumulated depletion and impairment	(16,367)	(9,140)
Net oil and natural gas properties capitalized costs	$84,110	$74,290

          At March 31, 2014 and May 31, 2013, the capitalized costs of the Company’s oil and natural gas properties included (i) $46.7 million and $39.2 million, respectively, relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and (ii) $28.8 million and $26.8 million, respectively, relating to additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

          During the three and nine months ended March 31, 2014 and February 28, 2013, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the three and nine months ended March 31, 2014 and February 28, 2013.

          The Company recorded no impairment during the three and nine months ended March 31, 2014. The Company recorded $0.4 million of impairment related to its unproved oil and natural gas properties for the three and nine months ended February 28, 2013 related to expiring acreage.

          Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company did not record any impairment charges on its proved properties for the three and nine months ended March 31, 2014 and February 28, 2013.

Other Property and Equipment

          The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	March 31, 2014	May 31, 2013
Other property and equipment	$1,199	$1,026
Less accumulated depreciation and amortization	(317)	(184)
Net property and equipment	$882	$842

4. Asset Retirement Obligations

          The following table summarizes the changes in the Company’s asset retirement obligations (“AROs”) for the nine months ended March 31, 2014 and the fiscal year ended May 31, 2013:

(in thousands)	March 31, 2014	May 31, 2013
Asset retirement obligations at beginning of period	$5,019	$836
Liabilities incurred	49	22
Liabilities settled	—	(53)
Acquisitions	—	3,728
Accretion expense	199	150
Revisions in estimated liabilities	8	296
Asset retirement obligations at end of period	5,275	4,979
Less: current portion	228	228
Long-term portion	$5,047	$4,751

          During the nine months ended March 31, 2014 and the fiscal year ended May 31, 2013, the Company recorded an upward revision to previous estimates for its ARO primarily due to changes in the estimated future cash outlays.

5. Derivatives

          At March 31, 2014, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period		Contract Type	Volume Transacted	Contract Price
Crude Oil
April 1, 2014―August 31, 2014	Collar - Minimum	Option	1,437 Bbls/month	$80.00/Bbl
April 1, 2014―August 31, 2014	Collar - Maximum	Option	1,437 Bbls/month	$100.50/Bbl
April 1, 2014―November 30, 2014		Swap	2,000 Bbls/month	$93.50/Bbl
April 1, 2014―November 30, 2014		Put	4,061 – 5,076 Bbls/month	$95.00/Bbl
8

          The following table summarizes the fair value of the Company’s open commodity derivatives as of March 31, 2014 and May 31, 2013:

	Balance Sheet Location	Fair Value
(in thousands)		March 31, 2014	May 31, 2013
Derivatives not designated as hedging instruments
Commodity derivatives	Commodities derivative asset	$96	$265
Commodity derivatives	Commodities derivative liability	$92	$34

The following tables summarize the change in the fair value of the Company’s commodity derivatives:

	Income Statement Location	Three Months Ended,
(in thousands)		March 31, 2014	February 28, 2013
Derivatives not designated as hedging instruments
Commodity derivatives	Realized (loss) gain on commodity derivatives	$(23)	$17
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	(41)	177
		$(64)	$194

	Income Statement Location	Nine Months Ended,
(in thousands)		March 31, 2014	February 28, 2013
Derivatives not designated as hedging instruments
Commodity derivatives	Realized (loss) gain on commodity derivatives	$(74)	$17
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	(272)	177
		$(346)	$194

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

          The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2014 and May 31, 2013:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2014
Assets:
Commodity derivatives	$—	$96	$—	$96
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	—	—	4,820	4,820
Total	$—	$96	$4,820	$4,916

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,275)	$(5,275)
Commodity derivative	—	(92)	—	(92)
Environmental remediation liability	—	—	(2,077)	(2,077)
Total	$—	$(92)	$(7,352)	$(7,444)
10

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2013
Assets:
Commodity derivatives	$—	$265	$—	$265
Oil and gas properties impairment (nonrecurring)	—	—	(411)	(411)
2009A and 2009B Debentures of O&G Leasing, LLC (nonrecurring)	—	—	4,279	4,279
Total	$—	$265	$3,868	$4,133

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(4,979)	$(4,979)
Commodity derivative	—	(34)	—	(34)
Environmental remediation liability	—	—	(2,088)	(2,088)
Total	$—	$(34)	$(7,067)	$(7,101)

          The following is a summary of changes to fair value measurements using Level 3 inputs during the period ending March 31, 2014:

(in thousands)	Environmental Liability	2009A and 2009B Debentures
Balance, May 31, 2013	$(2,088)	$4,279
Acquisitions	—	541
Settlement of liabilities	11	—
Balance, March 31, 2014	$(2,077)	$4,820

7. Debt

          As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	March 31, 2014	May 31, 2013
Credit Agreement	$23,800	$19,800
Subordinated Note	—	500
Convertible notes payable, net of discount of $0 and $442, respectively	—	3,308
Mandatorily redeemable preferred, net of discount of $3,105 and $0, respectively	8,812	—
Total debt	32,612	23,608
Less: short-term portion	—	3,808
Long-term debt	$32,612	$19,800
11

Credit Facility

          On February 5, 2013, the Company entered into the Credit Agreement with Cross Border, Black Rock Capital, Inc. and RMR Operating, LLC (the Company, Cross Border, Black Rock Capital, Inc. and RMR Operating, LLC, jointly and severally, the “Borrowers”) and Independent Bank, as Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (as amended, the “Credit Facility”) with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of March 31, 2014, the borrowing base and commitment were $30.0 million. As of March 31, 2014, the Company had $23.8 million outstanding under the Credit Facility and had availability of $6.2 million.

          Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0%. Interest is payable monthly in arrears on the last day of each calendar month. As of March 31, 2014, the interest rate was 4%. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

          The Credit Agreement also contains financial covenants, measured as of the last day of each fiscal quarter of the Company. As of March 31, 2014, the Company was in compliance with these covenants.

          Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the terms of the Credit Agreement, the Company has hedge agreements with various counterparties hedging a portion of the future oil production of the Borrowers.

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

          In August 2013, the Company issued 100,002 Units in cancellation of the 2011 Hohenplan Note, the 2012 Hohenplan Note and the SST Note. In November 2013, the Company paid in full the Personalversorge Note with cash. Prior to cancellation of these notes, the Company expensed the unamortized beneficial conversion feature, debt issuance costs and discounts totaling $0.3 million to interest expense.

Mandatorily Redeemable Preferred Stock

          The Company’s 10.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) is mandatorily redeemable and is not convertible into shares of the Company’s common stock. The Company classifies the Series A Preferred Stock as a long-term liability, and the Company records dividends paid or accrued as interest expense in the Company’s Condensed Consolidated Statement of Operations.

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

          For the three and nine months ended March 31, 2014, we recognized total interest expense of $0.6 million and $1.5 million, respectively, related to the Series A Preferred Stock, which includes accretion of discount and issuance cost of $0.3 million and $0.7 million for the three and nine months ended March 31, 2014, respectively.

Schedule of Future Debt Payments

          The following is a schedule by fiscal year of future principal payments required under the Company’s outstanding debt as of March 31, 2014:

(in thousands)
Fiscal Years Ending June 30,
2015	—
2016	23,800
2017	—
2018	—
2019	11,917
Total	35,717
Discount	(3,105)
Total, net value	$32,612
13

8. Earnings Per Share

          The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	March 31, 2014	February 28, 2013	March 31, 2014	February 28, 2013
Net loss (numerator):
Net loss – basic	$(1,984)	$(3,392)	$(5,464)	$(10,339)
Weighted average shares (denominator):
Weighted average shares – basic	13,422	10,347	13,237	9,380
Dilution effect of share-based compensation, treasury method(1)	—	—	—	—
Weighted average shares – diluted	13,422	10,347	13,237	9,380
Loss per share:
Basic	$(0.15)	$(0.33)	$(0.41)	$(1.10)
Diluted	$(0.15)	$(0.33)	$(0.41)	$(1.10)

(1)	Warrants to purchase approximately 1,553,560, shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the three and nine months ended March 31, 2014. Warrants to purchase approximately 86,100 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the three and nine months ended February 28, 2013.

9. Equity

          In August 2013, the Company closed a public offering of 642,857 shares of common stock, raising net cash proceeds of $3.6 million after issuance costs of $0.9 million.

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

          Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”), with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border in the amount of $751,334, representing amounts purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. Cross Border disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed by Cross Border in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division, where KeyBanc filed a counterclaim against Cross Border. Cross Border and KeyBanc have each filed motions for summary judgment, requesting the Court to rule in their respective favors. Cross Border intends to vigorously defend the action.

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

          As of March 31, 2014 and May 31, 2013, the Company had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border has incurred $11,000 in costs and expects to incur the remaining expenditures over an eighteen month period beginning in April 2014.

Leases

          As of March 31, 2014, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $24,000 per month and have remaining lease terms ranging from 1 month to 30 months. The following is a schedule by year of future minimum rental payments required under these lease arrangements as of March 31, 2014:

(in thousands)
Fiscal Years Ending June 30,
2014	$63
2015	206
2016	181
2017	45
2018	—
Total	$495

          Rent expense under the Company’s lease arrangements amounted to approximately $67,000 and $76,000 for the three months ended March 31, 2014 and February 28, 2013 respectively. Rent expense under the Company’s lease arrangements amounted to approximately $200,000 and $225,000 for the nine months ended March 31, 2014 and February 28, 2013 respectively.

11. Related Party Transactions

          The Company entered into a drilling consulting agreement with R.K. Ford and Associates, and a contract for drilling services with Western Drilling on the Company’s Madera 24-2H, Madera 25-2H, and Madera 19-4H wells. At the time, each of these entities were owned or partially owned by Randell K. Ford, a then-current director of the Company. Mr. Ford passed away in December 2013. During the three months ended March 31, 2014 and February 28, 2013, these entities provided the Company with an aggregate of approximately $1.3 million and $48,000, respectively, of services, of which $0.3 million and $0, respectively, remained unpaid at the end of the respective periods. During the nine months ended March 31, 2014 and February 28, 2013, these entities provided the Company with an aggregate of approximately $3.2 million and $63,000, respectively, of services, of which $0.3 million and $33,000, respectively, remained unpaid at the end of the respective periods.

          In addition, the Company was a party to a lease agreement with R.K. Ford and Associates, pursuant to which the Company leases office space in Midland, Texas. During the three months ended March 31, 2014 and February 28, 2013, the Company paid approximately $0 and $6,000, respectively, to R.K. Ford and Associates pursuant to the lease agreement. During the nine months ended March 31, 2014 and February 28, 2013, the Company paid approximately $2,000 and $19,000, respectively, to R.K. Ford and Associates pursuant to the lease agreement. The lease agreement expired in July 2013.

12. Subsequent Events

The Company agreed to exchange 222,224 shares of its 10.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for 1,388,898 shares of common stock effective as of April 1, 2014. After the exchange, the Company had 254,463 shares of Series A Preferred Stock outstanding with an aggregate redemption amount of $6.4 million.

On April 22, 2014, the Company withdrew $3.0 million under the Credit Facility. As of May 9, 2014, had 26.8 million outstanding under the Credit Facility and had availability of 3.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Unless the context otherwise requires, all references to the “Company,” “we,” “our” and “us” refer to (i) Red Mountain Resources, Inc., a Texas corporation (“Red Mountain”), (ii) Red Mountain’s wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”). As of March 31, 2014, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border’s common stock not owned by us.

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

          As of March 31, 2014, we owned interests in 887,341 gross (310,103 net) mineral and lease acres in New Mexico, Texas and Kansas, of which 336,837 gross (31,139 net) acres are within the Permian Basin. We have successfully leased 9,388 net acres in Kansas located on the Central Kansas Uplift, and we also owned interests in over 1,405 net acres located on the Villarreal, Frost Bank, Resendez, Peal Ranch and La Duquesa Prospects in the Gulf Coast of Texas.

          On January 28, 2013, we closed the acquisition of 5,091,210 shares of common stock of Cross Border, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the acquisition, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of March 31, 2014, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border’s outstanding common stock.

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

Series A Preferred Stock Exchange. We agreed to exchange 222,224 shares of our 10.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for 1,388,898 shares of common stock effective as of April 1, 2014. After the exchange, we had 254,463 shares of Series A Preferred Stock outstanding with an aggregate redemption amount of $6.4 million.

Fiscal 2014 Third Quarter Operational Update

          During the three months ended March 31, 2014, we completed drilling the Madera 19 Federal 4H well, in which we have a 84% working interest and 63% net revenue interest. The well was put on production on March 22, 2014 and achieved a 24-hour initial production rate of 740 barrels of oil equivalent (“Boe”) per day (“Boe/d”), of which 86% was oil, and a 15-day average rate of 666 Boe/d, of which 84% was oil. The Madera 25 Federal 2H well, in which we have a 30% working interest and 23% net revenue interest, has also been drilled in the Madera Area and is scheduled for completion in the near term. Both of these wells are long lateral wells, individually consisting of a total measured depth of approximately 16,000 feet.

Planned Operations

          For the remainder of fiscal year 2014, we plan to spend up to $4.0 million for continued development, workovers and recompletions on our properties including Tom Tom and Madera and on properties in our non-operated Permian acreage. The following sets forth our fourth quarter of fiscal 2014 development program (dollars in millions):

Target	Gross Wells	Net Wells	Cost	Percentage of Total Program
Tom Tom (San Andres)	3.0	3.0	$1.7	43
Madera (Brushy Canyon)	1.0	0.3	0.8	20
Madera (Avalon, Bone Spring, and Wolfcamp)	1.0	0.4	0.5	12
Non-operated (various)	3.0	0.4	1.0	25
Total	8.0	4.1	$4.0	100%

          Due to delays in regulatory approval, we modified our development program for the Tom Tom which subsequently delayed development at Cowden and Shafter Lake. We have approval to commence work on one of the three Tom Tom wells and expect approval on the additional two wells in the near term. Upon successful completion of the three Tom Tom wells, we will recommence the development program at Tom Tom, Cowden and Shafter Lake. We expect to add a multi-zone completion in a vertical Madera well to evaluate three additional target formations with five potential zones. Each commercial zone would add 12 gross (six net) potential wells per zone at the Madera. Assuming successful and timely implementation of the current and planned operations, we expect to have sufficient liquidity to complete our planned operations.

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

Transition Period

          On July 17, 2013, our board of directors approved a change in our fiscal year end from May 31 to June 30, effective as of June 30, 2013. In the following “Results of Operations,” we compare the results of the three and nine months ended March 31, 2014 with the previously reported three and nine months ended February 28, 2013. Financial information for the three and nine months ended February 28, 2013 has not been included in this Quarterly Report on Form 10-Q for the following reasons: (i) the three and nine months ended February 28, 2013 provide a meaningful comparison for the three and nine months ended March 31, 2014; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the three and nine months ended March 31, 2013 were presented in lieu of results for the three and nine months ended February 28, 2013; and (iii) it was not practicable or cost justified to prepare this information.

Results of Operations

          The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the three and nine months ended March 31, 2014 and February 28, 2013.

	Three Months Ended		Nine Months Ended

	March 31, 2014	February 28, 2013	March 31, 2014	February 28, 2013
(dollars in thousands, except per unit prices)
Revenue
Oil and natural gas sales	$5,270	$2,463	$15,511	$4,917

Net Production sold
Oil (Bbl)	43,091	24,091	123,624	43,754
Natural gas (Mcf)	207,123	142,205	650,334	432,810
Natural gas liquids (Bbl)	5,858	861	21,167	4,622
Total (Boe)	83,469	48,653	253,180	120,511
Total (Boe/d) (1)	927	541	924	441

Average sales prices
Oil ($/Bbl)	$90.37	$80.61	$95.45	$79.23
Natural gas ($/Mcf)	5.37	3.39	4.64	2.77
Natural gas liquids ($/Bbl)	34.06	30.86	27.82	31.19
Total average price ($/Boe)	$62.37	$51.54	$60.84	$42.43

Costs and expenses (per Boe)
Exploration expense	$6.17	$0.43	$3.73	$0.43
Production taxes	4.62	1.56	6.18	1.49
Lease operating expenses	7.58	8.20	8.25	8.01
Natural gas transportation and marketing expenses	0.52	0.37	0.46	0.63
Depreciation, depletion, amortization and impairment	29.47	24.56	26.51	26.49
Accretion of discount on asset retirement obligation	0.77	0.90	0.79	0.62
General and administrative expense	23.88	43.31	23.11	51.49

(1) Boe/d is calculated based on actual calendar days during the period.

Results of Operations—Three Months Ended March 31, 2014 Compared to Three Months Ended February 28, 2013

Revenues and Production

          Oil and Natural Gas Production. During the three months ended March 31, 2014, we had net production sold of 83,469 Boe, compared to net production sold of 48,653 Boe during the three months ended February 28, 2013. The 72% increase in net production sold was primarily attributable to the consolidation of Cross Border and to new wells coming online during the past year. For the three months ended March 31, 2014, 51.6% of our production was oil, 41.4% was natural gas, and 7.0% was natural gas liquids, compared to 49.5% oil, 48.7% natural gas, and 1.8% natural gas liquids for the three months ended February 28, 2013.

          Oil and Natural Gas Sales. During the three months ended March 31, 2014, we had oil and natural gas sales of $5.3 million, as compared to $2.5 million during the three months ended February 28, 2013. The 114% increase in oil and natural gas sales was primarily attributable to a 72% increase in production and a 21% increase in average price realized per Boe.

Costs and Expenses

          Exploration Expense. Exploration expense was $0.5 million for the three months ended March 31, 2014, as compared to $22,000 for the three months ended February 28, 2013. The increase in exploration expense was attributable to seismic surveys and geological and geophysical activities performed during the three months ended March 31, 2014.

          Production Taxes. Production taxes were $0.4 million for the three months ended March 31, 2014, as compared to $0.1 million for the three months ended February 28, 2013. The increase in production taxes was attributable to increased oil and natural gas sales, primarily as a result of the consolidation of Cross Border and new wells coming online.

          Lease Operating Expenses. During the three months ended March 31, 2014, we incurred lease operating expenses of $0.6 million, as compared to $0.4 million during the three months ended February 28, 2013. The increase in lease operating expenses was primarily attributable to the consolidation of Cross Border and new wells coming online.

          Natural Gas Transportation and Marketing Expenses. For the three months ended March 31, 2014, natural gas transportation and marketing expenses was $43,000, as compared to $18,000 for the three months ended February 28, 2013.

          Depreciation, Depletion, Amortization and Impairment. For the three months ended March 31, 2014, depreciation, depletion, amortization and impairment was $2.5 million, as compared to $1.2 million for the three months ended February 28, 2013. The increase in depreciation, depletion, amortization and impairment was attributable to the consolidation of Cross Border, the depletion of the additional producing wells on our Madera property, partially offset by no impairment for the three months ended March 31, 2014.

          General and Administrative Expense. General and administrative expense was $2.0 million for the three months ended March 31, 2014, as compared to $2.1 million for the three months ended February 28, 2013. The decrease in general and administrative expense was primarily attributable to lower professional fees, partially offset by increased personnel costs.

          Other Expense. Other expense was $1.0 million for the three months ended March 31, 2014, as compared to other expense of $1.6 million for the three months ended February 28, 2013. The decrease in other expense was primarily attributable to a $0.6 million unrealized loss on investment in Cross Border warrants, a $0.5 million unrealized loss on debentures and a $0.9 million impairment of a note receivable, partially offset by a $0.7 million gain on consolidation of Cross Border during the three months ended February 28, 2013, none of which were also recorded in the quarter ended March 31, 2014.

Results of Operations—Nine Months Ended March 31, 2014 Compared to Nine Months Ended February 28, 2013

Revenues and Production

          Oil and Natural Gas Production. During the nine months ended March 31, 2014, we had net production sold of 253,180 Boe, compared to net production sold of 120,511 Boe during the nine months ended February 28, 2013. The 110% increase in net production sold was primarily attributable to the consolidation of Cross Border and to new wells coming online during the past year. For the nine months ended March 31, 2014, 48.8% of our production was oil, 42.8% was natural gas, and 8.4% was natural gas liquids, compared to 36.3% oil, 59.9% natural gas, and 3.8% natural gas liquids for the nine months ended February 28, 2013.

          Oil and Natural Gas Sales. During the nine months ended March 31, 2014, we had oil and natural gas sales of $15.5 million, as compared to $4.9 million during the nine months ended February 28, 2013. The 215% increase in oil and natural gas sales was primarily attributable to a 110% increase in production and a 43% increase in the average realized price per Boe.

Costs and Expenses

          Exploration Expense. Exploration expense was $0.9 million for the nine months ended March 31, 2014, as compared to $53,000 for the nine months ended February 28, 2013. The increase in exploration expense was attributable to seismic surveys and geological and geophysical activities performed during the nine months ended March 31, 2014.

          Production Taxes. Production taxes were $1.6 million for the nine months ended March 31, 2014, as compared to $0.2 million for the nine months ended February 28, 2013. The increase in production taxes was attributable to increased oil and natural gas sales, primarily as a result of the consolidation of Cross Border and to new wells coming online during the past year.

          Lease Operating Expenses. During the nine months ended March 31, 2014, we incurred lease operating expenses of $2.1 million, as compared to $1.0 million during the nine months ended February 28, 2013. The increase in lease operating expenses was attributable to the consolidation of Cross Border and increased production from the completed producing wells on our Madera property.

          Natural Gas Transportation and Marketing Expenses. For the nine months ended March 31, 2014, natural gas transportation and marketing expenses was $0.1 million, as compared to $0.1 million for the nine months ended February 28, 2013.

          Depreciation, Depletion, Amortization and Impairment. For the nine months ended March 31, 2014, depreciation, depletion, amortization and impairment was $6.7 million, as compared to $3.2 million for the nine months ended February 28, 2013. The increase in depreciation, depletion, amortization and impairment was attributable to the consolidation of Cross Border, the depletion of the additional producing wells on our Madera property and the upward revision of asset retirement obligations in December 2012, partially offset by no impairment for the nine months ended March 31, 2014.

          General and Administrative Expense. General and administrative expense was $5.9 million for the nine months ended March 31, 2014, as compared to $6.2 million for the nine months ended February 28, 2013. The decrease in general and administrative expense was due primarily to a decrease in professional fees, partially offset by higher personnel costs related to increased headcount.

          Other Expense. Other expense was $3.1 million for the nine months ended March 31, 2014, as compared to other expense of $4.2 million for the nine months ended February 28, 2013. The decrease in other expense was primarily attributable to a $1.3 million unrealized loss on investment in Cross Border warrants, a $0.9 million impairment on a note receivable, a $0.5 million unrealized loss on debentures, partially offset by a $0.7 million gain on consolidation of Cross Border during the nine months ended February 28, 2013, none of which were also recorded during the nine months ended March 31, 2014. In addition, we incurred $0.4 million of increased interest expense during the nine months ended March 31, 2014.

Liquidity and Capital Resources

General

          Our primary source of liquidity for the third quarter of fiscal 2014 was cash flow from operations and draws under our credit facility. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under our revolving credit facility with Independent Bank (as amended, the “Credit Facility”), and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

Capital Expenditures

          Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. We anticipate cash capital expenditures of up to $4.0 million for the remainder of fiscal year 2014. See “— Planned Operations” for more information about our planned capital expenditures. As of March 31, 2014, assuming successful and timely implementation of the current and planned operations, we expect to have sufficient liquidity to complete our planned operations.

Liquidity

          At March 31, 2014, we had $1.2 million in cash and cash equivalents and $32.6 million of total indebtedness, consisting of $23.8 million under the Credit Facility and $8.8 million of Series A Preferred Stock, net of a discount of $3.1 million. At March 31, 2014, we had a working capital deficit of $5.4 million compared to a working capital deficit of $24.3 million at February 28, 2013.

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

On April 22, 2014, we withdrew $3.0 million under the Credit Facility. As of May 9, 2014, we had 26.8 million outstanding under the Credit Facility and had availability of 3.2 million.

Cash Flows

          Net cash provided by operating activities was $4.5 million for the nine months ended March 31, 2014, compared to net cash used in operating activities of $5.0 million for the nine months ended February 28, 2013. The increase in net cash provided by operating activities was primarily due to a $5.0 million lower net loss, $3.5 million of higher depreciation, depletion, amortization, and impairment, and changes in working capital.

          Net cash used in investing activities increased to $16.4 million for the nine months ended March 31, 2014 from $0.2 million for the nine months ended February 28, 2013 due to increased drilling activity during the nine months ended March 31, 2014.

          Net cash provided by financing activities was $12.7 million for the nine months ended March 31, 2014, as compared to $7.8 million for the nine months ended February 28, 2013. Net cash provided by financing activities for the nine months ended March 31, 2014 was primarily comprised of proceeds from the sale of common stock and units, consisting of Series A Preferred Stock and warrants, partially offset by $7.0 million of payments on the Credit Facility and convertible notes payable and $9.0 million of draws on the Credit Facility.

Indebtedness

          Credit Facility. The Senior First Lien Secured Credit Agreement (as amended, the “Credit Agreement”) with Cross Border, Black Rock and RMR Operating (Red Mountain, Cross Border, Black Rock and RMR Operating, jointly and severally, the “Borrowers”) and Independent Bank, as Lender, provides for our up to $100.0 million Credit Facility with an initial commitment of $20.0 million and a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of March 31, 2014, the borrowing base was $30.0 million.

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

          Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. Pursuant to the terms of the Credit Agreement, Red Mountain has hedge agreements with various counterparties hedging a portion of the future oil production of the Borrowers.

          As of March 31, 2014, the Borrowers had collectively borrowed $23.8 million and had availability of $6.2 million under the Credit Facility. Subsequent to March 31, 2014, the Borrowers borrowed an additional $3.0 million on the Credit Facility, bringing the balance to $26.8 million and leaving of $3.2 million of availability.

          Series A Preferred Stock. As of March 31, 2014, we had 476,687 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of our common stock. We classify the Series A Preferred Stock as a long-term liability, and we record dividends paid or accrued as interest expense in our condensed consolidated statements of operations.

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

          For the three and nine months ended March 31, 2014, we recognized total interest expense of $0.6 million and $1.5 million, respectively, related to the Series A Preferred Stock, which includes accretion of discount and issuance cost of $0.3 million and $0.7 million for the three and nine months ended March 31, 2014, respectively.

We agreed to exchange 222,224 shares of our Series A Preferred Stock for 1,388,898 shares of common stock effective as of April 1, 2014. After the exchange, we had 254,463 shares of Series A Preferred Stock outstanding with an aggregate redemption amount of $6.4 million.

Contractual Obligations

          There were no changes to our contractual obligations during the three months ended March 31, 2014.

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
26

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

          Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. We have entered into derivative contracts, including costless collars, swaps, and puts, which hedge the price of oil for a portion of our expected production through November 2014.

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

          We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our condensed consolidated statements of operations under the captions “Unrealized gain (loss) on commodity derivatives” and “Realized gain (loss) on commodity derivatives,” respectively. Each derivative contract is evaluated separately to determine its own fair value. During the three and nine months ended March 31, 2014, we recorded an unrealized (loss) on commodity derivative contracts of $(41,000) and $(272,000), respectively, and a realized (loss) on commodity derivative contracts of $(23,000) and $(74,000), respectively.

          The following table summarizes our outstanding derivatives contracts with respect to future oil production as of March 31, 2014:

Commodity and Time Period		Contract Type	Volume Transacted	Contract Price
Crude Oil
April 1, 2014―August 31, 2014	Collar - Minimum	Option	1,437 Bbls/month	$80.00/Bbl
April 1, 2014―August 31, 2014	Collar - Maximum	Option	1,437 Bbls/month	$100.50/Bbl
April 1, 2014―November 30, 2014		Swap	2,000 Bbls/month	$93.50/Bbl
April 1, 2014―November 30, 2014		Put	4,061-5,076 Bbls/month	$95.00/Bbl

          The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of March 31, 2014, a 10% increase or decrease in underlying commodity prices would neither reduce nor increase the fair value of these derivatives by a material amount.

Interest Rate Risk

          The Credit Facility exposes us to interest risk associated with interest rate fluctuations on outstanding borrowings. At March 31, 2014, we had $23.8 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (which interest rate was 4.0% at March 31, 2014). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of March 31, 2014 would result in an increase or decrease in our interest costs of approximately $95,000 per year.

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

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014 and, based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

          During the three months ended March 31, 2014, we continued implementing a new accounting system that is commonly used by other public oil and gas companies. There have been no other changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          There have been no material changes to the pending legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, except as follows:

          Cross Border, Cross Border’s former Chief Executive Officer, and Cross Border’s former Chief Operating Officer are party to a lawsuit with a former employee. On May 4, 2011, Clifton M. (Marty) Bloodworth initially filed a lawsuit in the State District Court of Midland County, Texas, against Doral West Corp. d/b/a Doral Energy Corp. (the predecessor entity of Cross Border) (“Doral Energy”) and Everett Willard Gray II, Cross Border’s former Chief Executive Officer. Mr. Bloodworth later amended his lawsuit to name Horace Patrick Seale, Cross Border’s former Chief Operating Officer, as an additional defendant. Mr. Bloodworth generally alleges that Mr. Gray and Mr. Seale, as agents of Cross Border, made false representations which induced Mr. Bloodworth to enter into an employment contract that was subsequently breached by Cross Border. The claims that Mr. Bloodworth has alleged are: breach of his employment agreement with Doral Energy, fraud in the inducement and common law fraud, civil conspiracy, breach of fiduciary duty, and violation of the Texas Deceptive Trade Practices Act. Mr. Bloodworth is seeking damages of approximately $280,000. Mr. Gray, Mr. Seale and the Company deny that Mr. Bloodworth’s claims have any merit.

          Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”), with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s Board of Directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border in the amount of $751,334, representing amounts purportedly owed by the Company to KeyBanc as a result of the consummation of a purported Transaction KeyBanc asserts had been consummated within the required time period and its out-of-pocket expenses in connection therewith. Cross Border disputes that any Transaction was consummated and that KeyBanc is entitled to any out-of-pocket expenses. The matter was originally filed by Cross Border in the 44th-B Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division, where KeyBanc filed a counterclaim against Cross Border. Cross Border and KeyBanc have each filed motions for summary judgment, requesting the Court to rule in their respective favors. The Company intends to vigorously defend the action.

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
32

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer

By:	/s/ Hilda D. Kouvelis
Hilda D. Kouvelis
Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: May 12, 2014

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