Form 10-K
period 2014-06-30
RED MOUNTAIN RESOURCES, INC.
filed 2014-09-30
CIK 1483496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on a reported closing market price of $5.40 per share on the OTCQB) held by non-affiliates of the registrant was approximately $57.9 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of September 22, 2014, there were 14,857,488 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be furnished to shareholders in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

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

“Boe” One barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil and 42 gallons of NGLs to one Bbl of oil.

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

“natural gas” Natural gas and NGLs.

“net acres” The sum of the fractional working interests owned in gross acres.

“net revenue interest” An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.

“NGL” Natural gas liquid.

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

“proved reserves” Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, or LKH, as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, or HKO, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based, and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.

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

PART I

Item 1.  Business

Unless the context otherwise requires, all references to “Red Mountain,” the “Company,” “we,” “our” and “us” refer to (i) Red Mountain Resources, Inc., a Texas corporation (“Red Mountain”), (ii) Red Mountain’s wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”). As of June 30, 2014, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border’s common stock not owned by us.

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

As of June 30, 2014, we owned interests in 887,501 gross (310,392 net) mineral and lease acres in New Mexico, Texas and Kansas, of which 336,331 gross (30,926 net) acres are within the Permian Basin. We have successfully leased 9,868 net acres in Kansas located on the Central Kansas Uplift, and we also owned interests in over 1,405 net acres located on the Villarreal, Frost Bank, Resendez, Peal Ranch and La Duquesa Prospects in the onshore Gulf Coast of Texas.

On January 28, 2013, we closed the acquisition of 5,091,210 shares of common stock of Cross Border, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the consolidation, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of June 30, 2014, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border’s outstanding common stock.

History

Red Mountain, a Texas corporation, was formed on January 23, 2014. On January 31, 2014, we changed our state of incorporation from the State of Florida to the State of Texas by merging Red Mountain Resources, Inc., a Florida corporation (“RMR FL”), with and into Red Mountain Resources, Inc., a Texas corporation. RMR FL was originally formed in January 2010 as Teaching Time, Inc. in order to design, develop, and market instructional products and services for the corporate, education, government, and healthcare e-learning industries. In March 2011, Teaching Time, Inc. determined to enter into oil and natural gas exploration, development and production and changed its name to Red Mountain Resources, Inc. to better reflect that plan. On March 22, 2011, we entered into a Plan of Reorganization and Share Exchange Agreement, as amended on June 17, 2011 and June 20, 2011 (the “Share Exchange Agreement”), with Black Rock Capital, LLC, an entity wholly-owned by The StoneStreet Group, Inc. (“StoneStreet”). Alan W. Barksdale, our current president, chief executive officer and chairman of the board, was the president and the sole member of Black Rock Capital, LLC and sole owner and the president of StoneStreet. On June 22, 2011, we completed a reverse merger pursuant to the Share Exchange Agreement in which we issued 2,700,000 shares of common stock to StoneStreet in exchange for 100% of the interests in Black Rock Capital, LLC. Concurrently with the closing, we retired 22,500,000 shares of common stock for no additional consideration. In connection with the reverse merger, the management of Black Rock Capital, LLC became our management.

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

Recent Developments

Reverse Stock Split and Authorized Share Reduction. On January 31, 2014, RMR FL effected a reverse stock split of RMR FL’s common stock, par value $0.00001 per share (“RMR FL Common Stock”), at an exchange ratio of 1-for-10 (the “Reverse Stock Split”), together with a proportional reduction in the number of authorized shares of RMR FL Common Stock from 500.0 million shares to 50.0 million shares. The par value of RMR FL Common Stock did not change as a result of the Reverse Stock Split. As of January 31, 2014, every ten shares of RMR FL Common Stock were combined into one share of RMR FL Common Stock, reducing the number of outstanding shares of RMR FL Common Stock from approximately 134.0 million to approximately 13.4 million. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of RMR FL Common Stock. All share and per share amounts and calculations in this report have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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

On January 31, 2014, our common stock commenced trading on a split-adjusted basis. As a result of the Reincorporation, Red Mountain became the successor corporation to RMR FL under the Exchange Act and succeeded to RMR FL’s reporting obligations thereunder. Pursuant to Rule 12g-3 promulgated under the Exchange Act, the common stock, preferred stock and warrants of Red Mountain were deemed to be registered under Section 12(g) of the Exchange Act.

Series A Preferred Stock Exchange. We exchanged 222,224 outstanding shares of our Series A Preferred Stock for the issuance of 1,388,898 shares of common stock effective as of April 1, 2014. As of June 30, 2014, we had 254,463 shares of Series A Preferred Stock outstanding with an aggregate redemption amount of $6.4 million.

Fiscal 2014 Fourth Quarter Operational Update

Net production sold for the quarter ended June 30, 2014 was 105.3 MBoe, or 1,157 Boe/d based on actual calendar days during the period, net of prior period adjustments.

Madera Prospect (Lea County, New Mexico). We own interests in 2,545 gross (1,132 net) acres in the Madera Prospect. We have seven producing wells, one disposal well, and one well awaiting completion in this area. The Madera 25 Federal 2H well, which is awaiting completion, was on hold pending resolution of a casing problem. We have resolved the casing issue, and we expect to complete the well with a 20 stage fracture stimulation in October 2014. We own an approximately 30% working interest and 23% net revenue interest in this well. The 1.5 sections and 1.5 miles long-lateral length well consists of a total measured depth of approximately 16,000 feet, and targets the Brushy Canyon reservoir. In addition to the Madera 25 Federal 2H well, we have eight gross (3.4 net) additional Brushy Canyon drilling locations, which includes six gross (2.9 net) long-lateral length well locations, each with a total measured depth of approximately 16,000 feet, and two gross (0.5 net) lateral wells, each with a total measured depth of approximately 14,000 feet.

We are currently evaluating the additional potential in the Avalon, Bone Spring, Upper Wolfcamp, and Middle Wolfcamp zones in the Madera Prospect. The four objectives provide 48 potential gross drilling locations (20.1 net), which include 32 gross (16.1 net) long lateral wells and 16 gross (4.0 net) single section lateral wells.

Tom Tom Area (Chaves and Roosevelt Counties, New Mexico). We own interests in 8,300 gross (6,200 net) acres in the Tom Tom Area. We have developed a workover program in the area. There are 28 gross wells (21.6 net) that we have identified with additional behind pipe pay, and an additional 21 gross wells (17.3 net) on which we have identified opportunities for acid and fracture stimulations.

In June 2014, we continued the workover program. This workover was on the Strange Federal 1 well in which we own a 100% working interest and an approximately 75% net revenue interest. We added perforations and treated the well with acid. Subsequently, in August 2014, we fracture stimulated the well and are awaiting flow back results. We are also awaiting results on the Wattam Federal 4 and Hahn Federal 7 wells. We added perforations to the Hahn Federal 7 well and treated both wells with acid. We own a 100% working interest and 77% net revenue interest in Wattam Federal 4, and an approximately 78% working interest and 64% net revenue interest in Hahn Federal 7.

Kansas (Rush County, Kansas). We lease 9,868 gross and net acres in Rush County, Kansas. We recently processed seismic data over this acreage. Our primary targets in this area include the Arbuckle, Basal Penn, Reagan, and Lansing-Kansas City formations. Our first well in this area, the Besperat 1, was spudded in early August 2014 and drilled to a depth of 3,850 feet. The next well, Koriel 1, was drilled immediately after. These wells did not encounter commercial hydrocarbons and will be considered for conversion to disposal wells. The total dry hole cost was approximately $100,000 each. The third well, Stalcup 1, was spud in late August 2014 and discovered hydrocarbons in the Arbuckle formation. The well was completed in September 2014 and we are awaiting flowback results. We also drilled the Gisick 1 well, which is awaiting completion, and are drilling the Elder 1 well. We own a 100% working interest and a net revenue interest ranging from 83% to 88% in these five wells.

Turkey Track Prospect (Eddy County, New Mexico). We own a non-operated interest in the Turkey Track Prospect. The operator of this acreage, Mewbourne Oil Company, is actively drilling horizontal 1st and 2nd Bone Spring wells. The most recent completion, the Zircon 2 B1EH State 2H, is the first well targeting the 1st Bone Spring. The well was completed in July 2014 and achieved a maximum 24-hour production rate of 632 Boe/d (of which 87% was oil) and a 10-day average production rate of 549 Boe/d (of which 81% was oil). We own an approximately 13% working interest and 9% net revenue interest in this well.

On July 20, 2014, the operator spudded the Bradley 31 B2DA Federal Com 1H well, a horizontal well targeting the 2nd Bone Spring. The well was completed in September 2014 and achieved a maximum 24-hour production rate of 889 Boe/d (of which 88% was oil) and a 10-day average production rate of 790 Boe/d (of which 88% was oil). We own an approximately 7% working interest and 5% net revenue interest in this well. We have 10 gross locations (1.0 net) remaining targeting the 2nd Bone Spring and 12 gross locations (0.9 net) targeting the 1st Bone Spring.

Perla Verde Area (Lea County, New Mexico). We own non-operated interests in the Perla Verde Area. We recently approved drilling four gross wells (0.2 net). These wells, the Perla Verde 31 State Com 1H, 2H, 3H and 4H wells, will be operated by XTO Energy, Inc. We own working interests ranging from 4.7% to 6.3% and net revenue interests ranging from 3.5% to 4.7% in these wells.

Red Lakes Area (Eddy County, New Mexico). We own a non-operated interest in the Red Lakes Area. In June 2014, LRE Operating completed two vertical wells targeting the Yeso formation, the Southern Union 30G State 3 well and the Horseshoe State 3 well. We own an approximately 14% working interest and 12% net revenue interest in the Southern Union 30G State 3 well and an approximately 13% working interest and 9% net revenue interest in the Horseshoe State 3 well. Early production rates from the wells were 137 Boe/d (of which 88% was oil) and 140 Boe/d (of which 86% was oil), respectively.

We recently approved the drilling of four additional gross wells (0.9 net) in the Red Lakes Area. These wells, the T Rex 31 State 1, 2, 3, and 4 wells, will be operated by Apache Corp. We own an approximately 22% working interest and 16% net revenue interest in each of these wells.

Our Business Strategies

Key elements of our business strategy include:

Increase Reserves and Production Through Low-Risk Drilling Program. We intend to achieve reserves and production growth over the next few years through our drilling program, which will focus on low risk opportunities with attractive rates of return. In addition to our proved reserve base of 4.1 MMBoe at July 1, 2014, we believe we have significant upside potential to convert our current probable and possible reserves into proved reserves.

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

Our Competitive Strengths

We believe that the following competitive strengths will help us successfully execute our business strategies and create substantial value:

Large Acreage Position Consisting of Mineral Ownership and Leases Held by Production. As of June 30, 2014, we controlled 310,392 net acres, 97% of which was in Texas and New Mexico. Included in this acreage position were approximately 290,000 net mineral acres within Southwest New Mexico and the Permian Basin region of Southeast New Mexico. This net mineral acreage carries no drilling commitments or leasehold obligations. Furthermore, 93% of our net leasehold acreage in the Permian Basin is currently held by existing production. The combination of perpetual mineral ownership and leases held by production provides us with ample time to exploit our drilling inventory in the Permian Basin.

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

Strong Management and Operations Team. Our team of managers, employees, consultants and directors combine to represent over 300 years of experience in the oil and natural gas industry as owners, investors, company builders, financiers, operators, geologists, service providers and petroleum engineers. In these various capacities, the Red Mountain team has participated in more than 10,000 wells in 20 states. We intend to utilize sophisticated geologic and 3-D seismic models to enhance the predictability and reproducibility of our operations. We also intend to utilize multi-zone, multi-stage hydraulic fracturing technology in completing wells to substantially increase near-term production, resulting in faster payback periods and higher rates of return and present values. Our team has applied these techniques to improve initial and ultimate production and returns for other organizations. We believe that the depth and breadth of our operations team coupled with a proven team in the areas of accounting, finance and capital markets, positions us well to take advantage of our large inventory of acreage and drilling opportunities.

Management with Meaningful Equity Ownership. As of September 1, 2014, our chairman of the board, chief executive officer and president, Alan Barksdale, beneficially owned 7.5% of our outstanding shares of common stock. As a result of his equity investment in us, we believe our management’s interests are highly aligned with our shareholders’ interests in stock price appreciation and profitable growth.

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

Permian Basin. As of June 30, 2014, we had interests in 336,331 gross (30,926 net) acres in the Permian Basin, including of the Madera Prospect, Pawnee Prospect, Cowden Lease, Shafter Lake Lease, Martin Lease, Jackson Bough C Prospect, East Ranch Prospect and West Ranch Prospect. We are the operator of each of these properties. These interests include the oil and natural gas interests of Cross Border in the Permian Basin, a large portion of which is non-operated acreage located in the heart of the Bone Spring play in central Lea and Eddy counties of New Mexico. Cross Border also has non-operated acreage in the Yeso and Abo trends along the Northwest Shelf and in areas targeting the Queen, Grayburg, and San Andres reservoirs. Cross Border also holds acreage in the Tom Tom area, where it is the operator.

In the aggregate, as of June 30, 2014, these properties had 220 gross (94.2 net) producing wells and, during the three months ended June 30, 2014, had daily average net production of 1,006 Boe/d, 65% of which was oil. As of July 1, 2014, our Permian Basin properties had approximately 3,794 MBoe of proved reserves, of which 71% was oil. Of our proved reserves in the Permian Basin, 37% are from the Madera Prospect, 19% are from the Lusk Prospect, 12% are from the Tom Tom Prospect and 15% are from the Turkey Track Prospect. During the fiscal year ended June 30, 2014, we derived approximately 92% of our revenue from the Permian Basin.

Onshore Gulf Coast. As of June 30, 2014, we had interests in 4,776 gross (1,405 net) acres in the onshore Gulf Coast of Texas, consisting of the Villarreal Prospect, Frost Bank Prospect, Peal Ranch Prospect, Resendez Prospect and La Duquesa Prospect. We are the operator of each of these properties, other than the Villarreal Prospect, which is operated by ConocoPhillips Company, and the Peal Ranch Prospect, which is operated by White Oak Energy.

In the aggregate, as of June 30, 2014, these properties had 37 gross (12.8 net) producing wells and, during the three months ended June 30, 2014, had daily average net production of 151 Boe/d, substantially all of which was natural gas. As of July 1, 2014, our onshore Gulf Coast properties had approximately 325 MBoe of proved reserves, substantially all of which was natural gas. Of our proved reserves in the onshore Gulf Coast, 75% are from the Villarreal Prospect and 22% are from the Peal Ranch Prospect. During the fiscal year ended June 30, 2014, we derived approximately 8% of our revenue from the onshore Gulf Coast.

New Mexico Non-Permian Minerals. As of June 30, 2014, we owned 536,526 gross (268,193 net) mineral acres in DeBaca, Hidalgo, Grant, Sierra, and Socorro Counties, New Mexico. This mineral ownership carries no drilling commitments or leasehold obligations. As of July 1, 2014, this acreage had no proved reserves or production.

Kansas. As of June 30, 2014, we owned oil and natural gas interests in 9,868 gross and net acres in central Kansas. There are multiple target horizons in this prospect including the Arbuckle and the Lansing Kansas City formations. We own a 100% working interest and a net revenue interest ranging from 83% to 88%. RMR Operating is the operator. As of July 1, 2014, the Kansas acreage had no proved reserves or production.

For more detailed information on our properties, see “Item 2. Properties.”

Planned Development Program

During fiscal year 2015, we plan to spend between $15 million and $25 million for drilling, completion, workovers, and recompletion on our properties, including Cross Border’s non-operated acreage. Our planned fiscal 2015 development program is subject to change. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Planned Development Program.”

Marketing and Customers

During the fiscal year ended June 30, 2014, we sold $5.0 million of oil to High Sierra Crude Oil & Marketing, LLC (“High Sierra”), representing 22.1% of our total revenues, $4.5 million of oil to Genesis Energy LP (“Genesis”), representing 20.0% of our total revenues, and $3.0 million of oil to Apache Corporation, representing 13.4% of our total revenues. We sell our oil to Genesis from our Good Chief State #1, Big Brave State #1, Madera 24 Federal 2H and 3H and Madera 19 Federal 4H wells pursuant to crude oil purchase contracts. The price of the oil delivered is based on the West Texas Intermediate price, subject to certain price adjustments. The purchase agreements continue until terminated by either party upon thirty days prior written notice. We believe that the loss of any of these customers would not have a material adverse effect on us because alternative purchasers are readily available.

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

Employees

As of June 30, 2014, we had 33 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good.

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

Although average drilling and completion costs for each area will vary, as will the cost of each well within a given area, on average approximately 40% of the drilling and completion costs for our wells are associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completing our wells are treated and are built into and funded through our normal capital expenditures budget. A change to any federal and state laws and regulations governing hydraulic fracturing could impact these costs and adversely affect our business and financial results. See “Risk Factors—Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our level of production.”

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We have not incurred any material capital expenditures for remediation or pollution control activities during fiscal 2014, and we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2015, other than the remediation plan for Cross Border’s Tom Tom and Tomahawk fields, or that will otherwise have a material impact on our financial condition and results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business, financial condition or results of operations.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business is subject and for which compliance may have a material adverse impact on our capital expenditures, financial condition or results of operations.

Comprehensive Environmental Response, Compensation and Liability Act. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose strict and joint and several liability for costs of investigation and removal and remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for natural resource damages and the cost of certain health studies without regard to fault or legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances. These classes of persons, or so-called potentially responsible parties (“PRPs”) include the current and past owners or operators of a site where the release occurred and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance found at the site. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some instances, third parties to take actions in response to threats to public health or the environment and to seek to recover from the PRPs the costs of such action. Additionally, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Many states have adopted comparable or more stringent state statutes.

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

Solid and Hazardous Waste Handling. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes and regulations promulgated thereunder regulate the generation, transportation, treatment, storage, disposal and cleanup of solid and hazardous waste. With federal approval, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent regulations. Although oil and natural gas waste generally is exempt from regulations as hazardous waste under RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent requirements of non-hazardous waste provisions. Additionally, we will generate waste as a routine part of our operations that may be subject to RCRA and not all state and local laws contain a comparable exemption. Further, there is no guarantee that the EPA or individual states or local governments will not adopt more stringent requirements for the handling of non-hazardous waste or categorize some non-hazardous waste as hazardous in the future. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Any such change could result in an increase in our costs to manage and dispose of waste, which could have a material adverse effect on our financial condition and results of operations.

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

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act (the “CWA”), the SDWA, the Oil Pollution Act (the “OPA”) and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of certain permits issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the United States Army Corps of Engineers. In addition, in October 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from underground coalbed and shale formations. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting flowback, as well as produced water. The EPA asserts that this water may contain radioactive materials and other pollutants and, therefore, may deteriorate drinking water quality if not properly treated before discharge. While the EPA has revised the scope of its rulemaking to exclude discharges associated with coalbed methane extraction, it is continuing to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from shale formations, and a proposed rule is scheduled for publication in 2014. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as require remedial or mitigation measures, for non–compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs of remediation. The OPA is the primary federal law for oil spill liability. The OPA imposes requirements on “responsible parties” related to the prevention of oil spills and liability for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” under the OPA may include the owner or operator of an onshore facility. The OPA subjects responsible parties to strict, joint and several financial liability for removal costs and other damages, including natural resource damages, caused by an oil spill that is covered by the statute. It also imposes other requirements on responsible parties, such as the preparation of an oil spill contingency plan and maintaining certain significant levels of financial assurance to cover potential environmental cleanup and restoration costs. Failure to comply with the OPA may subject a responsible party to civil or criminal enforcement action. We may conduct operations on acreage located near, or that affects, navigable waters subject to the OPA. We believe that compliance with applicable requirements under the OPA will not have a material and adverse effect on us.

Hydraulic fracturing is a practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. Although hydraulic fracturing has historically been regulated by state oil and gas commissions the EPA recently asserted federal regulatory authority over the process under the SDWA’s Underground Injection Control (“UIC”) Program. Under this assertion of authority, the EPA requires facilities to obtain permits to use diesel fuel in hydraulic fracturing operations, specifically in Class II wells, which are those wells injecting fluids associated with oil and natural gas production activities. The U.S. Energy Policy Act of 2005, which exempts hydraulic fracturing from regulation under the SDWA, prohibits the use of diesel fuel in the fracturing process without a UIC permit. On February 12, 2014, the EPA released an interpretive memorandum and technical recommendations for implementing the UIC Program for oil and natural gas hydraulic fracturing activities using diesel fuel. The guidance document describes how Class II regulations may be tailored to address the purported unique risks of diesel fuel injection during the hydraulic fracturing process. Although EPA has delegated UIC permitting authority to many states, it is encouraging those states to review and consider use of this permit guidance.

The EPA is also evaluating a variety of environmental issues associated with hydraulic fracturing. On November 3, 2011, the EPA released its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources. The study will include both analysis of existing data and investigative activities designed to generate future data. The EPA issued a progress report in December 2012, and expects to release a final report for public comment and peer review in 2014. The EPA is also updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. In addition, on May 19, 2014, the EPA issued an advance notice of proposed rulemaking pursuant to the Toxic Substances Control Act, requesting comments on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanism for obtaining this information. In addition, legislation is pending in Congress to repeal the hydraulic fracturing exemption from the SDWA, provide for federal regulation of hydraulic fracturing, and require public disclosure of the chemicals used in the fracturing process, and such legislation could be introduced in the current session of Congress. The agency also announced that one of its enforcement initiatives for 2014 to 2016 would be to focus on environmental compliance by the energy extraction sector. This additional regulatory scrutiny could make it difficult to perform hydraulic fracturing and increase our costs of compliance and doing business.

Many states have adopted, and other states are considering adopting, legislation or regulations requiring the disclosure of the chemicals used in hydraulic fracturing or otherwise restrict hydraulic fracturing in certain circumstances. For example, pursuant to legislation adopted by the State of Texas in June 2011, beginning February 1, 2012, companies were required to disclose to the Railroad Commission of Texas (the “RRC”) and the public the chemical components used in the hydraulic fracturing process, as well as the volume of water used. Furthermore, on May 23, 2013, the RRC issued the “well integrity rule,” which updates the RRC’s Rule 13 requirements for drilling, putting pipe down, and cementing wells. The rule also includes new testing and reporting requirements, such as (i) the requirement to submit to the RRC cementing reports after well completion or after cessation of drilling, whichever is later, and (ii) the imposition of additional testing on wells less than 1,000 feet below usable groundwater. The “well integrity rule” took effect in January 2014. In September 2010, the Wyoming Oil and Gas Conservation Commission also passed a rule requiring disclosure of hydraulic fracturing fluid. In addition, a number of states in which we plan to conduct, are currently conducting, or may in the future conduct, hydraulic fracturing operations regularly review hydraulic fracturing and new regulations from such reviews could restrict or limit our access to shale formations or could delay our operations or make them more costly. In addition to state law, local land use restrictions, such as city ordinances, may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular.

Finally, with respect to our operations that occur on federally managed public lands, on May 16, 2013, the U.S. Department of Interior (“DOI”) issued a proposed rule that seeks to require companies operating on federal and Indian lands to (i) publicly disclose the chemicals used in the hydraulic fracturing process, (ii) confirm their wells meet certain construction standards and (iii) establish site plans to manage flowback water. The DOI plans to issue a final rule in 2014.

Air Emissions. Our operations are subject to federal regulations for the control of emissions from sources of air pollution under the Clean Air Act (“CAA”) and analogous state and local regulations. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction and also impose various monitoring and reporting requirements. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permits. Federal and state laws designed to control hazardous or toxic air pollutants may require installation of additional controls. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could bring lawsuits for civil penalties or require us to forego construction, modification or operation of certain air emission sources.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. On September 23, 2013, the EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. On July 1, 2014, the EPA announced proposed amendments and clarifications to the NSPS standards. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.

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

Climate Change Legislation. In response to certain scientific studies suggesting that emissions of carbon dioxide, methane and other GHGs are contributing to the warming of the Earth’s atmosphere and other climatic changes, the United States Congress has considered legislation to reduce such emissions. To date, the United States Congress has failed to enact a comprehensive GHG program. Some states, either individually or on a regional level, have considered or enacted legal measures to reduce GHG emissions. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, it is possible that smaller sources of emissions could become subject to GHG emission limitations. The cost of complying with these programs could be significant.

The EPA published finding that emissions of GHGs presented an endangerment to public health and the environment. These findings by the EPA allowed the agency to proceed through a rule-making process with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA. Consequently, the EPA adopted two sets of regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHG emissions from certain stationary sources. The EPA adopted the stationary source rule (or the “tailoring rule”) in May 2010. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. On June 23, 2014, the Supreme Court held that the tailoring rule exceeded EPA’s authority under the CAA. The Court ruled that stationary sources could not become subject to PSD or Title V permitting merely by reason of their GHG emissions. The Court further ruled that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. The EPA has announced that it is currently evaluating the decision and awaiting further action by the courts, and that it will provide relevant guidance on GHG permitting requirements. The Court’s ruling does not affect the EPA’s exercise of authority under different sections of the CAA.

In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including NGLs fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, the EPA has continued to adopt GHG regulations of other industries, such as a September 2013 proposed GHG rule that, if finalized, would set NSPS standards for new fossil-fuel fired power plants. Finally, on June 2, 2014, the EPA issued the so-called Clean Power Plan proposed rules, which propose state-specific rate-based goals to reduce GHG emissions from existing fossil-fuel fired power plants. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

National Environmental Policy Act. Oil and natural gas exploration and production activities on federal lands may be subject to the National Environmental Policy Act (“NEPA”) which requires federal agencies, including the DOI, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. All of our current exploration and production activities, as well as proposed exploration and development plans, on federal lands require governmental permits that are subject to the requirements of NEPA. This process has the potential to delay or impose additional conditions upon the development of oil and natural gas projects.

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

In addition, at least 11 states have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners and users. Most also contain bonding requirements and specific expenses for exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

We do not control the availability of transportation and processing facilities used in the marketing of our production. For example, we may have to shut-in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.

 If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the BLM, the Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement, or other appropriate federal or state agencies.

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

Transportation and Sales of Natural Gas. The transportation of natural gas in interstate commerce by pipelines, and the sale for resale of natural gas in interstate commerce by pipelines or their affiliates and local distribution companies or their affiliates, are regulated by the FERC under the Natural Gas Act of 1938 (the “NGA”), the Natural Gas Policy Act of 1978 (the “NGPA”), and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices (subject to anti-manipulation rules, which are discussed below), the United States Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas (so-called “first sales”) effective January 1, 1993.

FERC regulates interstate natural gas transportation rates, and terms and conditions of service, and this regulation affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Since 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning with Order No. 636 in 1992, FERC adopted mandatory open access policies including mandatory standards of conduct governing communications and information sharing between affiliated natural gas transportation and gas marketing employees. As a result, the interstate pipelines’ traditional role of providing the sale and transportation of natural gas as a single service has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on a non-discriminatory, open access basis to others who buy and sell natural gas. Although the FERC’s open access orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

The price at which we sell natural gas is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. However, with regard to our physical sales of these energy commodities, we are required to observe anti-market manipulation laws and related regulations enforced by the FERC and/or the Commodity Futures Trading Commission. See “—Other Federal Laws and Regulations Affecting Our Industry—Energy Policy Act of 2005.” Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

FERC has jurisdiction under the NGA over some (but not all) sales for resale of physical gas. FERC has issued blanket certificates under the NGA that pre-authorize various sales for resale in interstate commerce. These blanket certificates preauthorize interstate sales for resale automatically, without the need to apply for the certificate, and without any conditions as to the price, purchaser, volume, term or other economic conditions of the sale. The blanket certificates also pre-authorize abandonment of the sale under the NGA upon expiration of the contract term or termination of the individualized sales arrangement. However, FERC retains NGA jurisdiction over all blanket certificate sales, meaning that FERC has the ability to add prospective terms and conditions to such certificates as future conditions warrant. FERC first exercised this authority in 2003, when in the wake of the market upheavals in California, FERC established a gas marketing “code of conduct” applicable to all blanket certificate sellers. The code of conduct for blanket certificate sellers includes price reporting provisions intended to address the problems that surfaced in gas markets concerning false transaction reports designed to manipulate price indices published by various publications. The code of conduct’s price reporting provision does not require any seller to report transactions to a publisher of natural gas price indices, but requires that any seller who chooses to do so must provide accurate information, not knowingly submit false or misleading information, or omit material information. Blanket certificate holders who violate the certificate conditions (including the code of conduct) are subject to potential suspension or revocation of the certificate. All blanket certificate sellers are subject to the regulatory risk associated with future FERC action to prescribe new conditions for transactions conducted under the certificate.

Pursuant to FERC Order No. 704, some of our operations may be required to annually report to the FERC on May 1 of each year for the previous calendar year. Order No. 704 has its genesis in the Energy Policy Act of 2005, which added section 23 of the NGA. Section 23 of the NGA, among other things, directs FERC “to facilitate price transparency in markets for the sale or transportation of physical natural gas in interstate commerce, having due regard for the public interest, the integrity of those markets, and the protection of consumers.” Order No. 704 requires market participants with reportable physical natural gas purchases or sales equal to or greater than 2.2 trillion British thermal units must comply with the reporting requirements. Reportable physical natural gas purchases include physical natural gas transactions that use an index or that contribute to or may contribute to the formation of a gas index.

The Energy Policy Act of 2005 amended the Natural Gas Act to give FERC authority to assess civil penalties to any person that violates the Natural Gas Act or any rule, regulation, restriction, condition, or order under the Act. Such penalties may be up to $1 million per day per violation. This significantly adds to the risk of FERC-regulated companies that violate the NGA or rules or orders thereunder as well as to non-regulated entities that directly or indirectly manipulate the purchase or sale of FERC-regulated natural gas or the purchase or sale of FERC-regulated transportation services. See “—Other Federal Laws and Regulations Affecting Our Industry—Energy Policy Act of 2005.”

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

Other Federal Laws and Regulations Affecting Our Industry

Energy Policy Act of 2005. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (the “EPAct 2005”). The EPAct 2005 is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. Among other matters, the EPAct 2005 amends the NGA to add an anti manipulation provision which makes it unlawful for any entity to engage in prohibited behavior to be prescribed by the FERC, and furthermore provides the FERC with additional civil penalty authority. The EPAct 2005 provides the FERC with the power to assess civil penalties of up to $1.0 million per day for violations of the NGA and increases the FERC’s civil penalty authority under the NGPA from $5,000 per violation per day to $1.0 million per violation per day. On January 19, 2006, the FERC issued Order No. 670, a rule that implements the anti-manipulation provision of the EPAct 2005 and makes it unlawful for any entity, directly or indirectly, in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC: (1) to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or (3) to engage in any act, practice, or course of business that operates as a fraud or deceit upon any person. The anti-manipulation rules and enhanced civil penalty authority reflect an expansion of the FERC’s NGA enforcement authority. Should we fail to comply with all applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines.

Executive Officers of the Registrant

Name	Age	Position
Alan W. Barksdale	37	President, Chief Executive Officer and Chairman of the Board of Directors
Hilda D. Kouvelis	51	Chief Accounting Officer and Executive Vice President

Alan W. Barksdale has been our President, Chief Executive Officer and a director since June 2011 and served as our Interim Acting Chief Financial Officer from June 2011 to August 2011. Mr. Barksdale has also served as President of Black Rock since its inception. Mr. Barksdale has also been the owner and president of StoneStreet and president and manager of StoneStreet Operating Company, LLC (“StoneStreet Operating”), advisory and management services and merchant banking firms, since 2008. Mr. Barksdale has also been the president of AWB Enterprises, Inc., a holding company that owns a percentage of StoneStreet Operating, since November 2011. From January 2004 to April 2010, Mr. Barksdale served as a director in the Capital Markets Group of Crews & Associates, an investment banking firm. From August 2003 to October 2003, Mr. Barksdale served as an investment banker at Stephens Inc., an investment banking firm. From 2002 to 2003, Mr. Barksdale was an investment banker at Crews & Associates. Mr. Barksdale has served as the Non-Executive Chairman of the Board for Cross Border since May 2012. We believe that Mr. Barksdale’s experience in operating, managing, financing and investing in more than 200 wells in Louisiana, New Mexico and Texas, combined with his over ten years of capital markets experience and contacts and relationships, provides our board of directors with management and operational direction.

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

Amounts outstanding under the revolving credit facility provided by the Credit Agreement (as amended, the “Credit Facility”) may be accelerated and become immediately due and payable upon specified events of default of Borrowers (as defined herein), including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, a material inaccuracy of a representation or warranty, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

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

Our producing properties are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At July 1, 2014, approximately 92% of our proved reserves were concentrated in this area. Additionally, for the fiscal year ended June 30, 2014, we derived 92% of our revenues from this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

In addition to the geographic concentration of our producing properties described above, at July 1, 2014, approximately (i) 34% of our proved reserves were attributable to the Madera Prospect, (ii) 11% of our proved reserves were attributable to the Tom Tom Prospect. (iii) 17% of our proved reserves were attributable to the Lusk Prospect and (iv) 14% of our proved reserves were attributable to the Turkey Track Prospect. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Approximately 49% of our total estimated proved reserves as of July 1, 2014 were classified as proved undeveloped and may not be ultimately developed or produced.

As of July 1, 2014, approximately 49% of our total estimated proved reserves were undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The future drilling of proved undeveloped reserves is highly dependent upon our ability to fund our capital expenditures, which we estimate will be between $15 million and $25 million for fiscal 2015. We cannot be sure that these estimated costs are accurate, and we may be unable to obtain sufficient capital. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

The price we receive for our oil and natural gas will heavily influence our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control. These factors include the following:

●	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

●	the price and quantity of imports of foreign oil and natural gas;

●	the actions of the Organization of Petroleum Exporting Countries, or OPEC, and other state-controlled oil companies relating to oil and natural gas price and production control;

●	political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;

●	the level of global oil and natural gas inventories;

●	localized supply and demand fundamentals;

●	the availability of refining capacity;

●	price and availability of transportation and pipeline systems with adequate capacity;

●	weather conditions and natural disasters;

●	governmental regulations;

●	speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;

●	price and availability of competitors’ supplies of oil and natural gas;

●	energy conservation and environmental measures;

●	technological advances affecting energy consumption;

●	the price and availability of alternative fuels and energy sources; and

●	domestic and international drilling activity.

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

We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operation of these properties. The success and timing of our drilling and development activities on those properties depend upon a number of factors outside of our control, including:

●	the timing and amount of capital expenditures;

●	the operators’ expertise and financial resources;

●	the approval of other participants in drilling wells; and

●	the selection of suitable technology.

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

We implement hydraulic fracturing in our operations, a process involving the injection of fluids—usually consisting mostly of water but typically including small amounts of several chemical additives—as well as sand in order to create fractures extending from the wellbore through the rock formation to enable oil or natural gas to move more easily through the rock pores to a production well. Risks inherent to our industry include the potential for significant losses associated with damage to the environment. Equipment design or operational failures, or vehicle operator error can result in explosions and discharges of toxic gases, chemicals and hazardous substances, and, in rare cases, uncontrollable flows of natural gas or well fluids into environmental media, as well as personal injury, loss of life, long-term suspension or cessation of operations and interruption of our business and/or the business or livelihood of third parties, damage to geologic formations, environmental media and natural resources, equipment and/or facilities and property. In addition, we use and generate hazardous substances and wastes in our operations and may become subject to claims relating to the release of such substances into the environment. In addition, some of our current properties could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury and/or property damage. These conditions could expose us to liability for personal injury, wrongful death, property damage, loss of oil and natural gas production, pollution and other environmental damages and could materially impair our profitability, competitive position or viability. Depending on the frequency and severity of such liabilities or losses, it is possible that our operating costs, insurability and relationships with employees and regulators could be materially impaired.

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

Currently, federal regulations provide that drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas are exempt from regulation as “hazardous waste.” From time to time, legislation has been proposed to eliminate or modify this exemption. Should the exemption be modified or eliminated, wastes associated with oil and natural gas exploration and production would be subject to more stringent regulation. On the federal level, operations on our properties may be subject to various federal statutes, including the Natural Gas Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, the Clean Air Act, the National Environmental Policy Act, the Endangered Species Act, the Toxic Substances Control Act, the Federal Water Pollution Control Act and the Oil Pollution Act, as well as by regulations promulgated pursuant to these actions.

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

As a small company, growth in accordance with our business plan, including our fiscal 2015 development plan, if achieved, could place a significant strain on our financial, technical, operational and management resources. As we expand our activities, increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and natural gas industry, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our level of production.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing practices. Also, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. Certain states, including Texas, and municipalities have adopted, or are considering adopting, regulations that have imposed, or that could impose, more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. For example, in June 2011, the State of Texas adopted regulations requiring public disclosure of all the chemicals in fluids used in the hydraulic fracturing process. Also, in May 2013, the Railroad Commission of Texas adopted new requirements for well construction and integrity testing. Local ordinances or other regulations may regulate or prohibit the performance of well drilling in general and hydraulic fracturing in particular. If new laws or regulations that significantly restrict or regulate hydraulic fracturing are adopted, such legal requirements could cause project delays and make it more difficult or costly for us to perform fracturing to stimulate production from a formation. These delays or additional costs could adversely affect the determination of whether a well is commercially viable. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

In addition, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. On May 19, 2014, the EPA issued an advance notice of proposed rulemaking pursuant to the Toxic Substances Control Act, requesting comments on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and the mechanism for obtaining this information. On November 3, 2011, the EPA released its Plan to Study the Potential Impacts of Hydraulic Fracturing on Drinking Water Resources. The study will include both analysis of existing data and investigative activities designed to generate future data. The EPA issued a progress report in December 2012, and expects to release a final report for public comment and peer review in 2014. The EPA is also updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. Moreover, the EPA announced in October 2011 that it was launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. On August 16, 2012, the EPA published final rules under the CAA that, among other things, imposed NSPS for completions of hydraulically fractured natural gas wells, requiring the use of reduced emission completion techniques.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on its assessment of our internal control over financial reporting. Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. In addition, the report must contain a statement that our auditors have issued an attestation report on management’s assessment of such internal control over financial reporting. Our efforts to comply with the requirements of Section 404 may result in increased general and administrative expense and a diversion of management time and attention. We have in the past concluded that our internal controls were not effective, and we may not be able to conclude that we have effective internal controls in the future. Failure to have effective internal controls could lead to a misstatement of our financials. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial reports, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the price of our common stock could decrease. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

Our business may suffer if we lose key personnel.

We depend to a large extent on the services of our key personnel, including Alan Barksdale, our President and Chief Executive Officer, and Hilda Kouvelis, our Chief Accounting Officer. These individuals have extensive experience and expertise in evaluating and analyzing producing oil and natural gas properties and drilling prospects, maximizing production from oil and natural gas properties and developing and executing financing strategies. Although we have an employment agreement with Ms. Kouvelis, we do not currently have an employment agreement with Mr. Barksdale and he is free to terminate his employment with us at any time and compete with us immediately thereafter. The loss of any of these individuals could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any management personnel. Our success will be dependent on our ability to continue to retain and utilize skilled technical personnel.

Our business is difficult to evaluate because we have a limited operating history.

Prior to June 2010, we had no material operations. After our June 2010 acquisition of oil and natural gas properties in Zapata County and Duval County in the onshore Gulf Coast of Texas, we began to recognize revenue from our operations. Accordingly, we have a very short financial operating history and incurred a net loss attributable to Red Mountain of $9.5 million during the fiscal year ended June 30, 2014. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.

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

We may be required prepay to the operators of our properties our contractual share of acreage, geophysical and geological costs and other up-front expenses, and drilling and completion costs, on a well-by-well basis. Once a prepayment is made, the operator is under no requirement to keep such funds segregated from funds received by other working interest owners. As a result of any prepayment, we would become a general unsecured creditor of the operator and, therefore, could suffer the loss of all or part of the amount prepaid in the event that an operator has financial difficulties, liens are placed against the operator’s assets or the operator files for bankruptcy.

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

At June 30, 2014, of our total undeveloped leasehold acreage, 31.0% is currently not held by production and will expire during fiscal 2015 or fiscal 2016 unless production in paying quantities is established and maintained on units containing these leases during their primary terms or we obtain extensions of the leases. If our leases expire, we will lose our right to develop the related properties.

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

We are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities, including hydraulic fracturing. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Hydraulic fracturing activities, which we estimate will represent approximately 80% of our forecasted development costs for fiscal 2015, has been particularly scrutinized. In particular, there is a growing trend of local and municipal initiatives to regulate drilling and completion activities. For example, a number of municipalities in Colorado have initiated bans or moratoriums on certain drilling and completion activities, including hydraulic fracturing. In addition, some municipalities (including Denton, Texas) have adopted temporary moratoriums on gas well permits while longer-term measures are considered. In New York, numerous municipalities have enacted bans or moratoriums on hydraulic fracturing. Furthermore, on June 30, 2014, the New York State Court of Appeals, the highest court in the state, held that municipalities can effectively “zone out” oil and gas operations by passing zoning ordinances that ban oil and gas production activities, including hydraulic fracturing, within municipal boundaries. State governments have also taken actions to regulate hydraulic fracturing activities. New York, for example, has had a moratorium in place since 2008 prohibiting the issuance of oil and gas well permits for hydraulic fracturing. In addition, on May 16, 2012, the Governor of Vermont signed a bill banning hydraulic fracturing in the state of Vermont. To our knowledge, Texas is not currently considering such a measure. If we are unable to obtain the necessary permits for our operations or if we experience delays in obtaining permits, it could have a material adverse effect on our results of operations and profitability.

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

President Obama’s proposed Fiscal Year 2014 Budget includes proposed legislation that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of the current deduction for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in United States federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and natural gas exploration and development, which could have a material adverse effect on our business, financial condition, operations and cash flows.

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

 For example, on February 11, 2013, the DOI Bureau of Land Management (the “BLM”) accepted a remediation plan submitted by Cross Border for its Tom Tom and Tomahawk fields. Pursuant to the remediation plan, Cross Border expects to spend up to $2.1 million during our fiscal 2015 to correct environmental issues on these fields.

In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent, for example, than the regulation of greenhouse gases (“GHG”) emissions under the federal CAA, or state or regional regulatory programs.

Regulation of GHG emissions by the EPA, or various states in the United States in areas in which we conduct business, could have an adverse effect on our operations and demand for our oil and natural gas production. Moreover, the EPA has shown a general increased scrutiny on the oil and gas industry through its GHG, CAA and Safe Drinking Water Act (“SDWA”) regulations.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards, or NSPS, and National Emission Standards for Hazardous Air Pollutants, or NESHAP, programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in volatile organic compounds (“VOCs”) emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. These rules may require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules responsive to some of these requests. On September 23, 2013, the EPA finalized the portion of the rule addressing VOC emissions from storage tanks, including a phase-in period and an alternative emissions limit for older tanks. On July 1, 2014, the EPA announced proposed amendments and clarifications to the NSPS standards. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. These new requirements may result in increased operating and compliance costs, increased regulatory burdens and delays in our operations.

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

In May 2010, the EPA adopted its so-called GHG tailoring rule to phase in federal prevention of significant deterioration permit requirements for new sources and modifications, and Title V operating permits for all sources, that have the potential to emit specific quantities of GHGs. On June 23, 2014, the Supreme Court held that stationary sources of GHGs could not become subject to prevention of significant deterioration or Title V permitting merely by reason of their GHG emissions. The Court also ruled that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. The EPA has announced that it is currently evaluating the decision and awaiting further action by the courts, and that it will provide relevant guidance on GHG permitting requirements. Those permitting requirements, should they become applicable to our operations, could require controls or other measures to reduce GHG emissions from new or modified sources, and we could incur additional costs to satisfy those requirements.

In September 2009, the EPA also issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including NGLs fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. In addition, in September 2013, the EPA issued a proposed rule that, if finalized, would set NSPS standards for GHG emissions at new fossil-fuel fired power plants. Finally, on June 2, 2014, the EPA issued the so-called Clean Power Plan proposed rules, which propose state-specific rate-based goals to reduce GHG emissions from existing fossil-fuel fired power plants.

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

Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Any volatility or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

Offers or availability for sale of a substantial number of shares of our common stock by our shareholders may cause the market price of our common stock to decline.

The ability of our shareholders to sell shares of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”), could create a circumstance commonly referred to as an “overhang,” which could cause the market price of our common stock to fall. The existence of an overhang, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through future sales of equity or equity-related securities at a time and price that we deem reasonable or appropriate. Sales of a substantial number of shares of our common stock, or the perception that sales could occur, could adversely affect the market price of our common stock.

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

As of August 31, 2014, we had 254,463 shares of Series A Preferred Stock outstanding, and our certificate of formation permit us to issue additional preferred stock, which could diminish the rights of holders of our common stock and restrict a takeover attempt that you may favor.

As of August 31, 2014, we had 254,463 shares of Series A Preferred Stock outstanding, and our certificate of formation authorizes the issuance of additional shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. The Series A Preferred Stock and any additional preferred stock may be issued on terms that are unfavorable to the holders of our common stock, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon our liquidation and the designation of conversion rights that entitle holders of our preferred stock to convert their shares into our common stock on terms that are dilutive to holders of our common stock. The issuance of preferred stock in future offerings may make a takeover or change in control of us more difficult.

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

Although dividends on the Series A Preferred Stock are cumulative and arrearages will accrue until paid, holders of shares of Series A Preferred Stock will only receive cash dividends on the Series A Preferred Stock when, as and if declared by our board of directors, and if we have funds legally available for the payment of dividends under Texas law and such payment is not restricted or prohibited by law or the terms of any of our agreements, including the documents governing our indebtedness. Pursuant to the terms of our Credit Agreement, we may pay cash dividends on the Series A Preferred Stock so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement. Future debt, contractual covenants or arrangements that we may enter into in the future may also restrict or prevent future dividend payments.

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

The Series A Preferred Stock has not been rated by any nationally recognized statistical rating organization. In addition, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock will be subordinated to all of our existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock. As of August 31, 2014, our total outstanding indebtedness was approximately $31.6 million, consisting of $26.8 million under the Credit Facility and $4.8 million of Series A Preferred Stock, net of a discount of $1.6 million.

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

Except as expressly stated in our certificate of formation governing the Series A Preferred Stock, holders of Series A Preferred Stock do not have any relative, participating, optional or other special voting rights and powers and their approval is not required for the taking of any corporate action. For example, the approval of holders of Series A Preferred Stock is not required to elect members to our board of directors (except for a limited right to elect two directors upon a dividend default, or one director upon a listing default), or for any merger or consolidation in which we are involved or sale of all or substantially all of our assets, except to the extent that such transaction materially adversely changes the express powers, preferences, rights or privileges of the holders of Series A Preferred Stock. None of the provisions relating to the Series A Preferred Stock contains any provisions affording the holders of the Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all of our assets or business, that might adversely affect the holders of the Series A Preferred Stock, so long as the terms and rights of the holders of Series A Preferred Stock are not materially and adversely changed.

The issuance in future offerings of preferred stock may adversely affect the value of the Series A Preferred Stock.

Our certificate of formation currently authorizes the issuance of up to 100,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors, including up to 1,200,000 shares of Series A Preferred Stock. We may offer for sale additional shares of Series A Preferred Stock in the future. Accordingly, we may issue additional shares of Series A Preferred Stock and/or stock that ranks on parity with the Series A Preferred Stock (“Parity Stock”) or, with the consent of the holders of the Series A Preferred Stock, stock that ranks senior to the Series A Preferred Stock (“Senior Stock”). The issuance of Series A Preferred Stock, Parity Stock or Senior Stock would dilute the interests of the holders of Series A Preferred Stock, and any issuance of Senior Stock could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

We may not have sufficient current or accumulated earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock (or our common stock should we determine to pay distributions on it) to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders that are corporations would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.” If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that a U.S holder that is a corporation could recognize capital gain income upon receipt of a distribution or upon disposition of shares of Series A Preferred Stock. Because of the way corporations are taxed on capital gain income, such capital gains, absent offsetting capital losses, would be effectively taxed to a corporate owner of our preferred stock (or common stock) at then current ordinary income tax rates.

The Series A Preferred Stock is not convertible.

The Series A Preferred Stock accrues dividends at a fixed rate and is not convertible into shares of our common stock. Accordingly, the market value of the Series A Preferred Stock may depend on dividend and interest rates for other preferred stock, debt securities and other investment alternatives, and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series A Preferred Stock. Moreover, the mandatory redemption of Series A Preferred Stock on July 15, 2018 or upon a “change of control,” or our optional right to redeem the Series A Preferred Stock on or after July 15, 2014, could impose a ceiling on its value.

We may not be able to comply with the financial covenant for the Series A Preferred Stock.

We are required to have an asset coverage ratio of 2.0 or greater as of the date of any issuance of additional debt (excluding borrowings under the Credit Facility or any revolving credit facility in replacement thereof) Series A Preferred Stock, Senior Stock or Parity Stock (the “Financial Covenant”). If we fail to comply with the Financial Covenant, the dividend rate will be increased to 12.0%. Future debt arrangements that we enter into in the future may inhibit our ability to comply with the Financial Covenant, as well as also restrict or limit our ability to make future dividend payments.

We may not be able to comply with the listing covenant for the Series A Preferred Stock, and listing on a national securities exchange does not guarantee a market for the Series A Preferred Stock.

Our certificate of formation requires us to list the Series A Preferred Stock on a National Exchange prior to April 30, 2014. Because we are currently in default pursuant to this listing requirement, the dividend rate specified was increased by one-half percent on May 1, 2014 and shall be increased by one-half percent per quarter, up to a rate not to exceed 12.0%, until such listing occurs at which time the Dividend Rate shall revert to the rate of 10.0%.

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

The following map shows the locations of our core properties as of June 30, 2014.

Summary of Geographic Areas of Operations

The following table sets forth summary estimated reserve information attributable to our principal geographic areas of operations as of July 1, 2014. The following table includes reserves represented by the 17% of Cross Border not owned by us.

	PDP			PDNP			PUD			Total
	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)
Permian Basin	1,037	2,530	142	132	221	—	1,534	2,261	114	2,703	5,012	256
Onshore Gulf Coast	2	1,808	—	—	129	—	—	—	—	2	1,937	—
Total	1,039	4,338	142	132	350	—	1,534	2,261	114	2,705	6,949	256

Permian Basin

The following description of our properties in the Permian Basin is presented as of June 30, 2014.

Madera Prospect. The Madera Prospect consists of 2,545 gross (1,132 net) acres in Lea County, New Mexico. Our interests in the Madera Prospect include 7 gross (4.1 net) producing wells with an average working interest of 58.4% and an average net revenue interest of 44.4%. RMR Operating is the operator of the Madera Prospect.

We drilled and completed our first horizontal well, the Madera 24 Federal 2H, on the Madera Prospect in January 2012. The well was drilled to a vertical depth of 9,028 feet and a lateral length of 4,620 feet in the Brushy Canyon reservoir and initially produced at a rate of 1,043 Boe/d, comprised of 86% oil. As of June 30, 2014, the Madera 24 Federal 2H well has produced over 169 MBoe, of which 70% was oil. A portion of the other working interest owners elected not to participate in the drilling and completion of the Madera 24 Federal 2H well. As a result, we increased our ownership to an 81.5% working interest (60.6% net revenue interest). Our ownership will revert to a 23.3% working interest (17.5% net revenue interest) when we recover an amount equal to 300% of the costs to drill and complete the well plus operating costs through that date.

We commenced drilling our second horizontal well in the Madera Prospect, the Madera 24 Federal 3H, on February 6, 2013. This well is located just to the west of the Madera 24 Federal 2H well. We are the operator of the well and own a 32.5% working interest and 24.3% net revenue interest. The initial production rate from the Madera 24 Federal 3H well was 1,491 Boe/d, of which 81% was oil. The well has a total measured depth of 13,570 feet, including a true vertical depth of 9,062 feet and a lateral length of 4,508 feet. Our third horizontal Brushy Canyon well at the Madera Prospect, Madera 19 Federal 4H, was completed in March 2014 and had an initial production rate of 740 Boe/d, of which 86% was oil. The well was drilled to a measured depth of 15,843 feet, including a lateral length of 6,813 feet. We are the operator of the well and have an approximately 84% working interest and 63% net revenue interest. Another long lateral length well, the Madera 25 Federal 2H, in which we have an approximately 30% working interest and 23% net revenue interest, was drilled to measured depth of 15,827 feet, and is awaiting completion. The Madera Prospect contains an additional 5 proved undeveloped well locations (2.5 net) that target the Brushy Canyon reservoir.

As of July 1, 2014, the Madera Prospect had estimated proved reserves of 1,409 MBoe, of which 951 MBoe were proved undeveloped, and had net daily average production for the three months ended June 30, 2014 of 445 Boe/d, of which 62% was oil.

 Tom Tom Area. We own oil and natural gas interests in approximately 8,300 gross (6,200 net) acres in the Tom Tom and Tomahawk fields in Chaves and Roosevelt Counties, New Mexico through our ownership of Cross Border. Cross Border is the operator of these leases. The target formation in the area is the San Andres reservoir, which is productive across the trend with the Cato field to the west and the Chaveroo field to the east. There are 66 gross wells (52.3 net) in the acreage, with an average working interest of 79% and an average net revenue interest of 66%. As of July 1, 2014, the Tom Tom area had estimated proved reserves of 448 MBoe, of which 74 MBoe were proved developed non-producing and 290 MBoe were proved undeveloped. The area had net daily average production sold for the three months ended June 30, 2014 of 20 Boe/d, all of which was oil production.

On February 11, 2013, the BLM accepted a remediation plan submitted by Cross Border for its Tom Tom and Tomahawk fields. Pursuant to the remediation plan, Cross Border expects to spend up to $2.1 million during our fiscal 2015 to correct environmental issues on these fields.

We commenced a workover program in May 2013 to re-enter existing wells, clean out the wellbores, open unperforated pay, increase pump efficiency and return inactive wells to production. There are 28 gross wells (21.6 net) that we have identified with additional behind pipe pay, and an additional 21 gross wells (17.3 net) on which we have identified opportunities for acid and fracture stimulation.

Turkey Track Area. We own interests in 2,508 gross acres (687 net) in the Lusk Area in Eddy County, New Mexico through Cross Border. The Turkey Track Area consists of 19 gross (2.2 net) producing wells with an average working interest of 11.7% and an average net revenue interest of 9.4%. The primary targets in the Turkey Track Prospect are the 1st and 2nd Bone Spring reservoirs. The operator of the Turkey Track Prospect is Mewbourne Oil Company. As of July 1, 2014, the Turkey Track Prospect had estimated proved reserves of 579 MBoe, of which 303 MBoe were proved undeveloped, and net daily average production sold for the three months ended June 30, 2014 of 164 Boe/d, of which 64% was oil.

Lusk Area. We own interests in 1,921 gross acres (632 net) in the Lusk Area in Lea County, New Mexico through Cross Border. The Lusk Area consists of 18 gross (4.9 net) producing wells with an average working interest of 27% and an average net revenue interest of 21%, The primary targets in the Lusk Prospect are the 2nd Bone Spring and Delaware reservoirs. We operate one vertical well (0.3 net) that is producing from the Delaware reservoir. The other operators in the Lusk Prospect are Occidental Petroleum Corporation, Apache Corp., Cimarex Energy Co., and Concho Resources Inc. As of July 1, 2014, the Lusk Prospect had estimated proved reserves of 702 MBoe, of which 146 MBoe were proved undeveloped, and net daily average production sold for the three months ended June 30, 2014 of 239 Boe/d, of which 69% was oil.

Cowden Lease. We own oil and natural gas interests in 760 gross (740 net) acres plus 48 acres of surface property in the Cowden Lease in Ector County, Texas. There are 19 gross (18.0 net) producing wells on the Cowden Lease with an average working interest of 94.7% and an average net revenue interest of 72.7%. The Cowden Lease is held by production. RMR Operating is the operator of the Cowden Lease. The Cowden Lease is located between the Harper and Donnelly San Andres fields on the Central Basin Platform and produces from the Grayburg and San Andres formations. It has three gross and net proved undeveloped drilling locations. As of July 1, 2014, the Cowden Lease had estimated proved reserves of 109 MBoe, of which 76 MBoe were proved undeveloped, and had net daily average production sold for the three months ended June 30, 2014 of 10 Boe/d, all of which was oil production.

Shafter Lake Lease. We own oil and natural gas interests in 322 gross (187 net) acres within the Shafter Lake San Andres field in Andrews County, Texas. The Shafter Lake Lease is horizontally severed at 4,520 feet and is held by production. We own all rights from the surface of the land to approximately 4,520 feet below the surface of the land. RMR Operating is the operator of the Shafter Lake Lease. There are three proved undeveloped locations on these leases (1.7 net wells) which target the Grayburg and San Andres formations. We hold a 58.1% working interest and a 39.7% net revenue interest in this acreage. As of July 1, 2014, our Shafter Lake Lease had estimated proved reserves of 81 MBoe, all of which were proved undeveloped, and no production.

Pawnee Prospect. We own oil and natural gas interests in 1,255 gross and net acres in the Pawnee Prospect in Lea County, New Mexico. The six gross and net producing wells have an average working interest of 100% and an average net revenue interest of 75%. This acreage targets the Tansill, Yates and Delaware formations. RMR Operating is the operator of the Pawnee Prospect. We drilled two wells on the Pawnee Prospect during fiscal 2012. We completed the Big Brave State #1 well in January 2012 and the Good Chief State #1 well in December 2011, with initial production rates of 52 Boe/d and 28 Boe/d, respectively, consisting of substantially all oil production. Both wells are marginal producers, and we are considering converting the wells to salt water disposal wells. As of July 1, 2014, the Pawnee Prospect had estimated proved reserves of 7 MBoe and had net daily average production sold for the three months ended June 30, 2014 of 4 Boe/d, all of which was oil production.

Other Non-Operated. Cross Border owns non-operated, oil and natural gas interests in 316,638 gross (18,131 net) acres in Chaves, Eddy, Lea and Roosevelt Counties, New Mexico of the Permian Basin. Current development of this acreage is focused on prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play, which encompasses approximately 4,390 square miles across both New Mexico and Texas. Other non-operated development targets include the Queen, Grayburg, San Andres, Yeso, and Abo reservoirs. Our operating partners, which include Apache Corp., Mewbourne Oil Company, Concho Resources Inc., COG Operating LLC, LRE Operating, LLC, XTO Energy Inc., Cimarex Energy Co., and Occidental Petroleum Corporation, have significant footprints within these plays. As of July 1, 2014, this non-operated acreage had estimated proved reserves of 458 MBoe, of which 179 were proved undeveloped, and had net daily average production sold for the three months ended June 30, 2014 of 125 Boe/d, 61% of which was oil.

Onshore Gulf Coast

The following is a description of our properties in the onshore Gulf Coast as of June 30, 2014.

Villarreal Prospect. The Villarreal Prospect covers 1,099 gross (154 net) acres in Zapata County, Texas. We own an average working interest of 14.1% and an average net revenue interest of 10.6% in this acreage. We have 13 gross (1.8 net) wells on the prospect producing from the Wilcox formation. In August 2012, ConocoPhillips Company, the operator, drilled and completed the Villarreal #2 well, which had an initial production rate of 2,567 Mcf/d (428 Boe/d). As of July 1, 2014, the Villarreal Prospect had estimated proved reserves of 245 MBoe and had net daily average production sold for the three months ended June 30, 2014 of 134 Boe/d, substantially all of which was natural gas.

 Frost Bank and Peal Ranch Prospects. The Frost Bank and Peal Ranch Prospects cover 2,926 gross (879 net) acres in Duval County, Texas. There are 17 gross (5.4 net) wells producing from the Wilcox formation. We own an average working interest of 32% and an average net revenue interest of 24% in this acreage. RMR Operating is the operator of the Frost Bank Prospect. The Peal Ranch Prospect is operated by White Oak Operating Company LLC. As of July 1, 2014, the Frost Bank and Peal Ranch Prospects have estimated proved reserves of 71 MBoe, of which 22 MBoe were proved developed non-producing, and had net daily average production sold for the three months ended June 30, 2014 of 19 Boe/d, 97% of which was natural gas.

Kansas

As of June 30, 2014, we owned oil and natural gas interests in 9,868 gross and net acres in central Kansas. There are multiple target horizons in this prospect including the Arbuckle and Lansing Kansas City. We own a 100% working interest and a net revenue interest ranging from 83% to 88%. RMR Operating is the operator.

We acquired seismic over this acreage in fiscal 2014, and subsequently commenced an initial seven well drilling program in July 2014. As of July 1, 2014, the Kansas acreage had no proved reserves or production.

New Mexico Non-Permian Minerals

Cross Border owns 536,526 gross (268,193 net) mineral acres in Hidalgo, Grant, Sierra, and Socorro Counties, New Mexico. This mineral ownership carries no drilling commitments or leasehold obligations. As of July 1, 2014, this acreage had no proved reserves or production.

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

Our properties are generally subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. We do not believe any of these burdens will materially interfere with our use of these properties. Substantially all of the properties of the Company, Black Rock, RMR Operating and Cross Border are pledged as collateral under the Credit Agreement.

Summary of Oil and Natural Gas Reserves

Proved Reserves

The following table sets forth our estimated proved reserves.

	As of July 1, 2014
	Reserves
Estimated proved reserve data (1)(2)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Proved developed producing reserves	1,039	4,338	142	1,903
Proved developed non-producing reserves	132	350	—	191
Proved undeveloped reserves	1,534	2,261	114	2,025
Total proved reserves	2,705	6,649	256	4,119

(1)	Prices used are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period July 2013 through June 2014. For oil volumes, the average NYMEX spot price is $100.27 per Bbl. For natural gas volumes, the average Henry Hub spot price is $4.10 per MMBtu. Prices are adjusted for basis differentials, hydrocarbon quality, and transportation, processing, and gathering fees resulting in an oil price of $92.83 per barrel, natural gas liquids price of $31.36 per barrel, and natural gas price of $5.06 per Mcf. The adjusted oil, NGL and natural gas prices are held constant throughout the lives of the properties.

(2)	Proved reserves include 100% of the reserve quantities attributable to Cross Border.

The following table sets forth our estimated PV-10 and standardized measure of discounted net cash flows as of July 1, 2014.

(in thousands)	As of July 1, 2014
PV-10 (1)	$89,598
Standardized measure	$79,000

(1)	PV-10 is a non-GAAP financial measure as defined by the SEC. The closest GAAP measure to PV-10 is the standardized measure of discounted net cash flows. The standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. The following table provides a reconciliation of our PV-10 to our standardized measure:

(in thousands)	As of July 1, 2014
PV-10	$89,598
Future income taxes	(23,306)
Discount of future income taxes at 10% per annum	12,708
Standardized measure	$79,000

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

At July 1, 2014, our estimated proved reserves were 4.1 MMBoe, consisting of 66% oil, which is an increase of 16% compared to our proved reserves of 3.5 MMBoe at May 31, 2013. During fiscal 2014, we added estimated proved reserves of 0.9 MMBoe through field extensions primarily at our Madera and Turkey Track Prospects, which were offset by production of 0.4 MMBoe and minimal upward revisions in previous estimates.

Proved Undeveloped Reserves

At July 1, 2014, our estimated proved undeveloped reserves were 2.0 MMBoe, consisting of 76% oil, as compared to 1.6 MMBoe at May 31, 2013, consisting of 79% oil. During fiscal 2014, we added estimated proved undeveloped reserves of 0.5 MMBoe through field extensions primarily at our Madera and Turkey Track Prospects. We converted 0.1 MMBoe of proved undeveloped reserves to proved developed producing reserves, due to new wells drilled at our Turkey Track Prospect and our other non-operated properties. During the fiscal year ended June 30, 2014, we spent $1.0 million relating to the development of our proved undeveloped reserves. As of July 1, 2014, estimated future development costs relating to the development of our proved undeveloped reserves was $40.5 million. All of our currently identified proved undeveloped reserves are scheduled to be drilled by December 31, 2018.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our July 1, 2014 reserve report was prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent petroleum engineers. CG&A estimated 100% of our proved reserves in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers (“SPE Standards”) and definitions and guidelines established by the SEC.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards.

The principal person at CG&A who prepared the reserve report is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CG&A since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 27 years of practical experience in petroleum engineering, with over 25 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards. He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

We have an internal staff of geoscience professionals who work closely with our independent petroleum engineers to ensure the integrity, accuracy and timeliness of data furnished to them in their reserves estimation process. Our technical team consults regularly with representatives of CG&A. We review with them our properties and discuss methods and assumptions used in their preparation of our reserves estimates. While we have no formal committee specifically designated to review reserves reporting and the reserves estimation process, a copy of the reserve report is reviewed with representatives of CG&A and our internal technical staff before we disseminate any of the information. Additionally, our senior management reviews and approves the reserve report and any internally estimated significant changes to our proved reserves on an annual basis.

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

Summary of Oil and Natural Gas Properties and Projects

Production, Price and Cost History

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the fiscal years ended June 30, 2014 and May 31, 2013 and 2012.

	Fiscal Year Ended,
	June 30, 2014	May 31, 2013 (1)	May 31, 2012
Net Production sold
Oil (Bbl)	185,522	83,143	37,004
Natural gas (Mcf)	882,606	645,609	795,659
Natural gas liquids (Bbl)	27,208	7,427	5,438
Total (Boe)	359,901	198,172	175,052
Total (Boe/d) (2)	986	543	480

Average sales prices
Oil ($/Bbl)	$93.47	$81.26	$93.97
Natural gas ($/Mcf)	4.68	3.40	3.58
Natural gas liquids ($/Bbl)	32.78	29.62	46.45
Total average price ($/Boe)	$62.51	$46.28	$37.58

Costs and expenses (per Boe)
Exploration expense	$3.31	$4.28	$1.51
Production taxes	5.88	2.70	2.31
Lease operating expenses	8.96	8.93	5.39
Natural gas transportation and marketing expenses	0.51	0.52	0.97
Depreciation, depletion, amortization and impairment	26.94	22.78	29.42
Accretion of discount on asset retirement obligation	0.74	0.76	0.24
General and administrative expense	23.85	39.47	35.22

(1)	The results for the fiscal year ended May 31, 2013 only include results and estimated production from Cross Border since February 1, 2013.

(2)	Boe/d is calculated based on actual calendar days during the period.

The following table provides a summary of our net production sold for oil and gas fields containing 15% or more of our total proved reserves as of June 30, 2014:

	Fiscal Year Ended,
	June 30, 2014	May 31, 2013 (1)	May 31, 2012
Madera Prospect
Oil (Bbl)	53,273	33,266	32,424
Natural gas (Mcf)	180,815	51,151	88,499
Natural gas liquids (Bbl)	14,531	4,357	4,484

Total (Boe)	97,940	46,148	51,657
Total (Boe/d)	268	126	141

Lusk Prospect
Oil (Bbl)	64,208	27,180	—
Natural gas (Mcf)	107,855	38,425	—
Natural gas liquids (Bbl)	10,358	1,226	—

Total (Boe)	92,542	34,810	—
Total (Boe/d)	254	95	—

(1)	The results for the fiscal year ended May 31, 2013 only include production from Cross Border since February 1, 2013.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of June 30, 2014:

	Developed Acres		Undeveloped Acres
	Gross (1)	Net (2)	Gross (1)	Net (2)
Permian Basin (3)	10,757	5,028	325,574	25,898
Onshore Gulf Coast	4,776	1,405	—	—
New Mexico Non-Permian (4)	—	—	536,526	268,193
Kansas	—	—	9,868	9,868
Total	15,533	6,433	871,968	303,959

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

(3)	Undeveloped acreage includes mineral ownership.

(4)	Reflects mineral ownership.

The primary terms of our oil and natural gas leases expire at various dates. Much of our developed acreage is held by production, which means that these leases are active as long as we produce oil or natural gas from the acreage or comply with certain lease terms. Upon ceasing production, these leases will expire. The following table summarizes by year our gross and net undeveloped leasehold acreage scheduled to expire in the next five fiscal years.

	Undeveloped Leasehold Acres		% of Total Undeveloped Leasehold Acres
As of June 30,	Gross (1)	Net (2)	Net (2)
2015	8,768	8,648	24.0%
2016	2,513	2,513	7.0%
2017	332	332	0.9%
2018	—	—	—
2019	—	—	—

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of June 30, 2014. Cross Border owns royalty interests in 16 gross wells (average of 0.43 net), which have been excluded from these well counts.

	Oil Wells		Natural Gas Wells
	Gross (1)	Net (2)	Gross (1)	Net (2)
Permian Basin	179	88.2	41	6.0
Onshore Gulf Coast	—	—	37	12.8
Total	179	88.2	78	18.8

(1)	“Gross” means the total number of wells in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross wells.

Drilling Activity

At June 30, 2014, we had two gross wells (0.43 net) awaiting completion, one in the Madera Prospect and one in the Turkey Track Prospect.

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the periods indicated and refers to the number of wells completed during the period, regardless of when drilling was initiated.

	Development Wells		Exploratory Wells
Fiscal Year Ended,	Productive	Dry	Productive	Dry
June 30, 2014	1.95	—	—	—
May 31, 2013	1.56	—	—	—
May 31, 2012	—	—	2.96	—

Item 3.  Legal Proceedings

Bloodworth Litigation

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

KeyBanc Litigation

Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”) with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s board of directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border representing a fee and out-of-pocket expenses purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period. Cross Border disputed that any Transaction was consummated and that KeyBanc was entitled to any fees or out-of-pocket expenses. Cross Border filed a complaint seeking (i) a declaration that it was not liable to KeyBanc for any amounts in connection with the Engagement Letter, (ii) attorneys’ fees, and (iii) costs of suit. KeyBanc filed a counterclaim seeking (i) compensatory damages, (ii) interest, (iii) expenses and court costs, and (iv) reasonable and necessary attorneys’ fees. The matter was originally filed in the 44th Judicial District Court for the State of Texas, Dallas County on June 7, 2013 but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. On August 26, 2014, Cross Border entered into a settlement agreement with KeyBanc, settling a lawsuit between the parties. In connection with the settlement, Cross Border agreed to pay KeyBanc $900,000 in three equal installments on or before August 28, 2014, October 31, 2014 and December 31, 2014, and the parties agreed to mutual releases of liability related to the Engagement Letter.

SEC Subpoena

On August 27, 2014, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”). The subpoena seeks the production of various documents and information by the Company during the period January 1, 2011 through the date of production. The accompanying letter from the SEC states that the subpoena “should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security.” At this point, the Company is unable to predict the duration, scope or result of the SEC’s investigation. The Company intends to cooperate fully with the SEC.

The Company’s application to list its shares of common stock and Series A Preferred Stock on the NASDAQ Capital Market has been put on hold during the pendency of the SEC subpoena.

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

	Price Range
	High	Low
Fiscal Year 2014:
Fourth Quarter	$5.30	$3.50
Third Quarter	$5.80	$4.12
Second Quarter	$6.50	$4.00
First Quarter (includes the one month ended June 30, 2013)	$8.20	$4.80
Fiscal Year 2013:
Fourth Quarter	$9.10	$6.00
Third Quarter	$9.50	$7.60
Second Quarter	$13.00	$7.60
First Quarter	$15.20	$11.60

Holders

As of September 22, 2014, we had 14,857,488 shares of common stock outstanding, and our outstanding shares of common stock were held by approximately 75 stockholder accounts of record, including nominee holders such as banks and brokerage firms who hold shares for beneficial owners.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of any dividends is within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings for use in the business operations and, accordingly, our board of directors does not anticipate declaring any dividends on our common stock in the foreseeable future.

Common Stock Performance Graph

The following performance graph compares the cumulative total shareholder return on our shares of common stock with the Russell 2000 Index and the S&P 600 Oil & Gas Exploration & Production Index. Each index assumes an investment of $100 on June 22, 2011, the date of the Company’s reverse merger, and is calculated assuming quarterly reinvestment of dividends and quarterly weighting by market capitalization.

55

Item 6.  Selected Financial Data

The following information should be read in conjunction with our consolidated financial statements and notes thereto contained in Item 8. Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K (in thousands, except for per unit and per share data).

	Fiscal Year Ended				One Month Ended
	June 30, 2014	May 31, 2013	May 31, 2012	May 31, 2011	June 30, 2013
Consolidated Statement of Operations Data:
Revenue	$22,498	$8,982	$6,325	$3,712	$1,716
Income (loss) from operations	(2,763)	(6,763)	(6,814)	2,131	(342)
Net income (loss) attributable to noncontrolling interest	513	682	—	—	(40)
Net income (loss) attributable to Red Mountain Resources, Inc.	(9,508)	(12,202)	(12,432)	2,802	(631)
Basic and diluted net income (loss) per common share	(0.70)	(1.20)	(1.69)	1.00	(0.05)
Basic and diluted weighted average common shares outstanding	13,626	10,133	7,378	2,700	12,691

Certain Operations Data
Net production sold:
Oil (Bbl)	185,522	83,143	37,004	—	18,303
Natural gas (Mcf)	882,606	645,609	795,659	900,332	71,844
Natural gas liquids (Bbl)	27,278	7,427	5,438	1,177	1,454
Total (Boe)	359,901	198,172	175,052	151,233	31,731

Average sales prices
Oil ($/Bbl)	$93.47	$81.26	$93.97	$—	$78.67
Natural gas ($/Mcf)	4.68	3.40	3.58	4.12	2.95
Natural gas liquids ($/Bbl)	32.78	29.62	46.45	40.28	29.53
Total average price ($/Boe)	62.51	46.28	37.58	24.54	54.08

Costs and expenses (per Boe)
Production taxes	$5.88	$2.70	$2.31	$1.06	$4.05
Lease operating expenses	8.96	8.93	5.39	1.09	19.99
Natural gas transportation and marketing expenses	0.51	0.52	0.97	1.56	1.59

	At June 30,	At May 31,			At June 30,
	2014	2013	2012	2011	2013
Consolidated Balance Sheet Data:
Oil and natural gas properties, net	$83,170	$75,132	$23,680	$8,815	$75,235
Total assets	97,226	89,230	35,052	13,616	89,022
Line of credit	26,800	19,800	1,787	2,003	19,800
Long term liabilities	37,541	25,538	2,462	240	25,579
Total liabilities	47,366	42,273	14,732	11,263	42,735
Stockholders’ equity	49,860	46,957	20,320	2,353	46,287

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Dallas-based growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, We are a Dallas-based growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, we have established acreage positions and production in the Permian Basin of West Texas and Southeast New Mexico and the onshore Gulf Coast of Texas. Additionally, we have an established and growing acreage position in Kansas.

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

As of June 30, 2014, we owned interests in 887,501 gross (310,392 net) mineral and lease acres in New Mexico, Texas and Kansas, of which 336,331 gross (30,926 net) acres are within the Permian Basin. We have successfully leased 9,868 net acres in Kansas located on the Central Kansas Uplift, and we also owned interests in over 1,405 net acres located on the Villarreal, Frost Bank, Resendez, Peal Ranch and La Duquesa Prospects in the onshore Gulf Coast of Texas.

On January 28, 2013, we closed the acquisition of 5,091,210 shares of common stock of Cross Border, bringing our total ownership to approximately 78% of the outstanding Cross Border common stock. Prior to the consolidation, we owned 47% of Cross Border’s outstanding common stock, and the investment was accounted for under the equity method of accounting. Subsequent to this transaction, we account for Cross Border as a consolidated subsidiary. As of June 30, 2014, we owned of record 14,327,767 shares of Cross Border common stock, representing 83% of Cross Border’s outstanding common stock.

Planned Development Program

For fiscal year 2015, we plan to spend between $15 million and $25 million for continued drilling, completion, workovers and recompletions on our properties, including Cross Border’s non-operated acreage. The following sets forth our planned fiscal 2015 development program (dollars in millions):

Target	Gross Wells	Net Wells	Cost	Percentage of Total Program
Operated Properties:
Madera (Brushy Canyon)	3.0	1.4	$3.7	18%
Tom Tom (San Andres)	31.0	26.2	9.4	47
Cowden (Grayburg, San Andres)	2.0	2.0	0.8	4
Shafter Lake (San Andres)	1.0	1.0	0.4	2
Kansas (Arbuckle, Lansing Kansas City)	7.0	7.0	2.2	11

Non-Operated Properties:
Turkey Track (1st and 2nd Bone Spring)	3.0	0.3	1.4	7
Perla Verde (3rd Bone Spring)	4.0	0.2	1.5	7
Red Lakes (Yeso)	4.0	0.5	0.7	4
Total	55.0	38.6	$20.1	100%

Assuming successful and timely implementation of our current and planned development program, we expect cash on hand, borrowings under our Credit Facility and cash flow from operations will be sufficient to fund our fiscal 2015 development program. If not, we will either curtail our development program or seek other funding sources. Our planned fiscal 2015 development program is subject to change.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. Our significant accounting policies are described in “Note 3 — Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have identified below policies that are of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Debentures - Held to Maturity

Our investments in non-performing debentures were initially recorded at cost which we believe was fair value. Management estimated cash flows expected to be collected considering the contractual terms of the loans, the nature and estimated fair value of collateral, and other factors it deemed appropriate. The estimated fair value of the loans at acquisition was significantly less than the contractual amounts due under the terms of the loan agreements.

Since, at the acquisition date, we expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest.  As of June 30, 2014 and 2013, all of our debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

We periodically re-evaluate cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired and we will record a provision for impairment to write the debenture down to its estimated fair value.

Our investments in non-performing debentures are classified as held to maturity because we have the intent and ability to hold them until maturity.

Oil and Gas Properties

Effective June 1, 2011, we follow the successful efforts method of accounting for our oil and natural gas producing activities. The change in accounting principle has been applied retroactively to prior periods. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at July 1, 2014, June 1, 2013 or 2012. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through June 30, 2014, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The acquisition method requires that assets acquired and liabilities assumed including contingencies be recorded at their fair values as of the acquisition date. We have finalized the determination of the fair values of the assets acquired and liabilities assumed for Cross Border.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2017.

Transition Period

On July 17, 2013, our board of directors approved a change in our fiscal year end from May 31 to June 30, effective as of June 30, 2013. In the following “Results of Operations,” we compare the results of the fiscal year ended June 30, 2014 with the previously reported fiscal year ended May 31, 2013. Financial information for the fiscal year ended June 30, 2013 has not been included for the following reasons: (i) the fiscal year ended May 31, 2013 provide a meaningful comparison for the fiscal year ended June 30, 2014; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the fiscal year ended June 30, 2013 were presented in lieu of results for the fiscal year ended May 31, 2013; and (iii) it was not practicable or cost justified to prepare this information.

Results of Operations

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the fiscal years ended June 30, 2014 and May 31, 2013 and 2012 and the one month ended June 30, 2013.

	Fiscal Year Ended	Fiscal Year Ended		One Month Ended
	June 30, 2014	May 31, 2013 (1)	May 31, 2012	June 30, 2013
Revenue
Oil and natural gas sales (in thousands)	$22,498	$8,982	$6,325	$1,716

Net Production sold
Oil (Bbl)	185,522	83,143	37,004	18,303
Natural gas (Mcf)	882,606	645,609	795,659	71,844
Natural gas liquids (Bbl)	27,278	7,427	5,438	1,454
Total (Boe)	359,901	198,172	175,052	31,731
Total (Boe/d) (2)	986	543	480	1,058

Average sales prices
Oil ($/Bbl)	$93.47	$81.26	$93.97	$78.67
Natural gas ($/Mcf)	4.68	3.40	3.58	2.95
Natural gas liquids ($/Bbl)	32.78	29.62	46.45	29.53
Total average price ($/Boe)	$62.51	$46.28	$37.58	$54.08

Costs and expenses (per Boe)
Exploration expense	$3.31	$4.28	$1.51	$0.95
Production taxes	5.88	2.70	2.31	4.05
Lease operating expenses	8.96	8.93	5.39	19.99
Natural gas transportation and marketing expenses	0.51	0.52	0.97	1.59
Depreciation, depletion, amortization and impairment	26.94	22.78	29.42	20.94
Accretion of discount on asset retirement obligation	0.74	0.76	0.24	0.68
General and administrative expense	23.85	39.47	35.22	16.67

(1)	The results for the fiscal year ended May 31, 2013 only include results and estimated production from Cross Border since February 1, 2013.

(2)	Boe/d is calculated based on actual calendar days during the period.

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended May 31, 2013

Revenues and Production

Oil and Natural Gas Production.   During the fiscal year ended June 30, 2014, we had net production sold of 359,901 barrels of oil equivalent (“Boe”), compared to net production sold of 198,172 Boe during the fiscal year ended May 31, 2013. The increase in net production sold was primarily attributable to the consolidation of Cross Border and to new wells coming online during the past fiscal year. During the one month ended June 30, 2013, we had net production sold of 31,731 Boe. For the fiscal year ended June 30, 2014, 51.5% of our production was oil, 40.9% was natural gas and 7.6% was NGLs, compared to 42.0% oil, 54.3% natural gas and 3.7% NGLs for the fiscal year ended May 31, 2013. For the one month ended June 30, 2013, 57.7% of our production was oil, 37.7% was natural gas and 4.6% was NGLs.

Oil and Natural Gas Sales.  During the fiscal year ended June 30, 2014, we had oil and natural gas sales of $22.5 million, as compared to $9.0 million during the fiscal year ended May 31, 2013. The increase in oil and natural gas sales was primarily attributable to the consolidation of Cross Border and to new wells coming online during the fiscal year ended June 30, 2014. Oil and natural gas sales for the one month ended June 30, 2013 included a $253,000 negative revision for finalization of ownership during the period related to the accounting for Cross Border’s production from 2007 through the date of consolidation. During the one month ended June 30, 2013, we had oil and natural gas sales of $1.7 million.  These adjustments resulted in below market per unit average sales prices for the one month ended June 30, 2013.

Costs and Expenses

Exploration Expense.  Exploration expense was $1.2 million for the fiscal year ended June 30, 2014, as compared to $0.8 million for the fiscal year ended May 31, 2013. Exploration expense was $30,000 for the one month ended June 30, 2013.

Production Taxes.  Production taxes were $2.1 million for the fiscal year ended June 30, 2014, as compared to $0.5 million for the fiscal year ended May 31, 2013. Production taxes were $0.1 million for the one month ended June 30, 2013.

Lease Operating Expenses.  During the fiscal year ended June 30, 2014, we incurred lease operating expenses of $3.2 million, as compared to $1.8 million during the fiscal year ended May 30, 2013. The increase in lease operating expenses was attributable to the consolidation of Cross Border and to new wells coming online during the fiscal year ended June 30, 2014. During the one month ended June 30, 2013, we incurred lease operating expenses of $0.6 million.

Natural Gas Transportation and Marketing Expenses.  For the fiscal year ended June 30, 2014, natural gas transportation and marketing expenses was $0.2, as compared to $0.1 million for the fiscal year ended May 31, 2013. For the one month ended June 30, 2013, natural gas transportation and marketing expenses was $50,000.

Depreciation, Depletion, Amortization and Impairment.  For the fiscal year ended June 30, 2014, depreciation, depletion, amortization and impairment was $9.7 million, as compared to $4.5 million for the fiscal year ended May 31, 2013. The increase in depreciation, depletion, amortization and impairment was attributable to the consolidation of Cross Border and the increase in production during the fiscal year ended June 30, 2014. For the one month ended June 30, 2013, depreciation, depletion, amortization and impairment was $0.7 million.

General and Administrative Expense.  General and administrative expense was $8.6 million for the fiscal year ended June 30, 2014, as compared to $7.8 million for the fiscal year ended May 31, 2013. The increase in general and administrative expense was due primarily to costs incurred in the KeyBanc litigation. General and administrative expense was $0.5 million for the one month ended June 30, 2013.

Other Expense.  Other expense was $6.2 million for the fiscal year ended June 30, 2014, as compared to other expense of $4.8 million for the fiscal year ended May 31, 2013. The increase in other expense was primarily attributable to loss on extinguishment of Series A Preferred Stock and increased interest expense during the fiscal year ended June 30, 2014, partially offset by unrealized loss on investment in Cross Border warrants and impairments on debentures and note receivable during the fiscal year ended May 31, 2013. Other expense was $0.3 million for the one month ended June 30, 2013.

Fiscal Year Ended May 31, 2013 Compared to Fiscal Year Ended May 31, 2012

Revenues and Production

Oil and Natural Gas Production.  During the fiscal year ended May 31, 2013, we had net production sold of 198,172 Boe, compared to net production sold of 175,052 Boe during the fiscal year ended May 31, 2012. The increase in net production sold was primarily attributable to the consolidation of Cross Border, partially offset by production declines in the onshore Gulf Coast and our Madera 24 Federal 2H well being shut in for approximately 100 non-consecutive days during fiscal 2013. For the fiscal year ended May 31, 2013, 42.0% of our net production sold was oil, 54.3% was natural gas and 3.7% was NGLs, compared to 21.1% oil, 75.8% natural gas and 3.1% NGLs for the fiscal year ended May 31, 2012.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity for fiscal 2014 were borrowings under our Credit Facility, proceeds from the sale of Units and common stock, and cash flow from operations. Our ability to fund planned capital expenditures and to make acquisitions depends upon our future operating performance, availability of borrowings under the Credit Facility, and availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. Our cash flow from operations is mainly influenced by the prices we receive for our oil and natural gas production and the quantity of oil and natural gas we produce. Prices for oil and natural gas are affected by national and international economic and political conditions, national and global supply and demand for hydrocarbons, seasonal weather influences and other factors beyond our control.

Capital Expenditures

Most of our capital expenditures are for the exploration, development, production and acquisition of oil and natural gas reserves. We anticipate cash capital expenditures of between $15 million and $25 million for fiscal year 2015. See “— Planned Development Program” for more information about our planned capital expenditures. Assuming successful and timely implementation of our current and planned development program, we expect cash on hand, borrowings under our Credit Facility and cash flow from operations will be sufficient to fund our fiscal 2015 development program. If not, we will either curtail our development program or seek other funding sources. Our planned fiscal 2015 development program is subject to change

Liquidity

At June 30, 2014, we had $1.7 million in cash and cash equivalents and $31.6 million of total indebtedness, consisting of $26.8 million under the Credit Facility and $4.8 million of Series A Preferred Stock, net of a discount of $1.6 million. At June 30, 2014, we had a working capital deficit of $2.4 million compared to a working capital deficit of $8.4 million at May 31, 2013. At June 30, 2013, we had a working capital deficit of $9.3 million.

We expect to have sufficient cash on hand, cash flow from operations and available borrowings under our Credit Facility to fund our operations for fiscal 2015.

Cash Flows

Net cash provided by operating activities was $2.9 million for the fiscal year ended June 30, 2014, compared to net cash used in operating activities of $10.2 million for the fiscal year ended May 31, 2013. The increase in net cash provided by operating activities was primarily due to the decrease in net loss and increase in depreciation, depletion, amortization, and impairment during the fiscal year ended June 30, 2014. In addition, the Company had $2.3 million of non-cash loss on extinguishment of shares of Series A Preferred Stock during the fiscal year ended June 30, 2014.

Net cash used in investing activities increased to $17.2 million for the fiscal year ended June 30, 2014 from $0.6 million for the fiscal year ended May 31, 2013 due to an increase in investment in our oil and gas properties, primarily in the Madera, Lusk and Turkey Track Prospects.

Net cash provided by financing activities was $15.5 million for the fiscal year ended June 30, 2014, as compared to $11.8 million for the fiscal year ended May 31, 2013. Net cash provided by financing activities for the fiscal year ended June 30, 2014 was primarily comprised of borrowings under our Credit Facility and offerings of Units and common stock, partially offset by payments of $7.0 million under our Credit Facility and notes payable.

Series A Preferred Stock Exchange

We exchanged 222,224 outstanding shares of our Series A Preferred Stock for the issuance of 1,388,898 shares of common stock effective as of April 1, 2014. As of June 30, 2014, we had 254,463 shares of Series A Preferred Stock outstanding with an aggregate redemption amount of $6.4 million.

Indebtedness

Credit Facility. The Credit Agreement with the Borrowers and the Lender provides for the Credit Facility with a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of June 30, 2014, the borrowing base was $30.0 million.

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

As of June 30, 2014, the Borrowers had collectively borrowed $26.8 million and had availability of $3.2 million under the Credit Facility. The Company was in compliance with all of the financial covenants under the Credit Facility described above at June 30, 2014.

Series A Preferred Stock. As of June 30, 2014, we had 254,463 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of our common stock. We classify the Series A Preferred Stock as a long-term liability, and we record dividends paid or accrued as interest expense in our condensed consolidated statements of operations.

In August 2013, we closed offerings of 376,685 Units. Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock. The warrants are exercisable until the earlier of August 2016 or (ii) the first trading day that is at least 30 days after the date that we have provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $15.00 per share or more and (B) traded, in the aggregate, 300,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $10.00 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock. Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of our common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $6.4 million.

For the fiscal year ended June 30, 2014, we recognized total interest expense of $1.8 million related to the Series A Preferred Stock, which includes accretion of discount and issuance cost of $0.6 million for the fiscal year ended June 30, 2014.

Contractual Obligations

The following table presents our contractual obligations at June 30, 2014 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Line of credit	$28,497	$1,072	$27,425	$—	$—
Series A Preferred Stock	9,190	700	2,099	6,391	—
Environmental remediation liability	2,067	2,067	—	—	—
Asset retirement obligations	5,745	214	2,355	157	3,019
Lease obligations	444	218	226	—	—
Total	$45,943	$4,271	$32,105	$6,548	$3,019

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

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

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers. We have entered into derivative contracts, including costless collars, swaps, and puts, which hedge the price of oil for a portion of our expected production through January 2015.

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

We have elected not to designate our derivative financial instruments as hedges for accounting purposes, and accordingly, we record such contracts at fair value and recognize changes in such fair value in current earnings as they occur. Our commodity derivative contracts are carried at their fair value in earnings as they occur. We recognize unrealized and realized gains and losses related to these contracts on a mark-to-market basis in our condensed consolidated statements of operations under the captions “Unrealized gain (loss) on commodity derivatives” and “Realized gain (loss) on commodity derivatives,” respectively. Each derivative contract is evaluated separately to determine its own fair value. During the fiscal year ended June 30, 2014, we recorded a loss on commodity derivative contracts of $0.5 million.

The following table summarizes our outstanding derivatives contracts with respect to future oil production as of June 30, 2014:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 1, 2014—August 31, 2014 Collar—Minimum	Option	1,437 Bbls/month	$80.00/Bbl
July 1, 2014—August 31, 2014 Collar—Maximum	Option	1,437 Bbls/month	$100.50/Bbl
July 1, 2014—November 30, 2014	Swap	2,000 Bbls/month	$93.50/Bbl
July 1, 2014—December 31, 2014	Put	1,979-8,330 Bbls/month	$95.00 - $100.00/Bbl

In July 2014, we entered into the following additional derivatives contract with respect to future oil production:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 1, 2014—January 31, 2015	Put	6,000 Bbls/month	$95.00/Bbl

The fair values of our commodity derivatives are largely determined by estimates of the forward curves of the relevant price indices. As of June 30, 2014 and September 1, 2014, a 10% increase or decrease in underlying commodity prices would neither reduce nor increase the fair value of these derivatives by a material amount.

Interest Rate Risk

The Credit Facility exposes us to interest risk associated with interest rate fluctuations on outstanding borrowings. At June 30, 2014, we had $26.8 million in outstanding borrowings under the Credit Facility. We incur interest on borrowings under the Credit Facility at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (which interest rate was 4.0% at June 30, 2014). A hypothetical 10% change in the interest rates we pay on our borrowings under the Credit Facility as of June 30, 2014 would result in an increase or decrease in our interest costs of approximately $107,000 per year.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 and, based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

The attestation report issued by Hein & Associates LLP, an independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is included in their audit opinion included on page F-2 of this Annual Report on Form 10-K.

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

1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2014, May 31, 2013 and June 30, 2013.

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2014, May 31, 2013 and 2012 and the One Month Ended June 30, 2013

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2014, May 31, 2013 and 2012 and the One Month Ended June 30, 2013

Consolidated Statements of Stockholders’ and Members’ Equity for the Fiscal Years Ended June 30, 2014, May 31, 2013 and 2012 and the One Month Ended June 30, 2013

Notes to Consolidated Financial Statements

2.	Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2014, May 31, 2013 and June 30, 2013	F-3

Consolidated Statements of Operations for the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the One Month Ended June 30, 2013	F-4

Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the One Month Ended June 30, 2013	F-5

Consolidated Statements of Stockholders’ and Members’ Equity for the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the One Month Ended June 30, 2013	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Red Mountain Resources, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Red Mountain Resources, Inc. (“the Company”) and subsidiaries as of June 30, 2014 and 2013 and May 31, 2013, and the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows for each of the years ended June 30, 2014, May 31, 2013, and May 31, 2012 and for the one-month transition period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Mountain Resources, Inc. and subsidiaries as of June 30, 2014 and 2013 and May 31, 2013 and the consolidated results of their operations and their cash flows for each of the years ended June 30, 2014, May 31, 2013 and May 31, 2012 and for the one-month transition period ended June 30, 2013 in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Red Mountain Resources, Inc. and subsidiaries’ internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 30, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Hein & Associates LLP

Dallas, Texas

September 30, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Red Mountain Resources, Inc.

We have audited Red Mountain Resources, Inc. and subsidiaries’ (collectively, the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Red Mountain Resources, Inc. and subsidiaries as of June 30, 2014 and 2013 and May 31, 2013, and the related consolidated statements of operations, changes in stockholders’ and members’ equity, and cash flows for each of the years ended June 30, 2014, May 31, 2013, and May 31, 2012 and for the one-month transition period ended June 30, 2013 and our report dated September 30, 2014 expressed an unqualified opinion.

/s/ Hein & Associates LLP

Dallas, Texas

September 30, 2014

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

ASSETS	June 30, 2014	May 31, 2013	June 30, 2013
Current Assets:
Cash and cash equivalents	$1,682	$1,112	$456
Accounts receivable – oil and natural gas sales	3,186	3,522	4,673
Accounts receivable – joint interest	1,645	2,604	1,666
Debt issuance costs – current	—	230	230
Prepaid expenses and other current assets	527	420	400
Commodities derivative asset – current	37	190	86
Deferred tax asset – current	368	299	299
Total current assets	7,445	8,377	7,810

Long-Term Investments:
Debentures – held to maturity	4,820	4,279	4,279

Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	82,362	63,891	64,539
Unproved properties	19,109	19,539	19,622
Other property and equipment	1,196	1,026	1,061
Less accumulated depreciation, depletion, amortization and impairment	(19,497)	(9,324)	(9,987)
Oil and natural gas properties, net	83,170	75,132	75,235

Other Assets:
Commodities derivative asset, net of current portion	—	75	46
Restricted cash, long-term	493	452	452
Debt issuance costs, net of current portion	1,101	450	409
Security deposit and other assets	197	465	791
Total Assets	$97,226	$89,230	$89,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,536	$9,354	$9,318
Revenues payable	1,673	774	1,137
Accrued expenses	2,035	1,137	1,175
Commodities derivative liability	121	34	—
Convertible notes payable, net of discount of $0, $442 and $352	—	3,308	3,398
Dividend payable	179	—	—
Notes payable – current	—	500	500
Asset retirement obligation – current	214	228	228
Environmental remediation liability – current	2,067	1,400	1,400
Total current liabilities	9,825	16,735	17,156

Long-Term Liabilities:
Mandatorily redeemable preferred stock, net of discount of $1,561	4,801	—	—
Line of credit, net of current portion	26,800	19,800	19,800
Environmental remediation liability, net of current portion	—	688	688
Deferred tax liability – long-term	409	299	299
Asset retirement obligation, net of current portion	5,531	4,751	4,792
Total long-term liabilities	37,541	25,538	25,579
Total Liabilities	47,366	42,273	42,735
Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.00001 par value; 50,000 shares authorized; 14,858 shares issued and outstanding as of June 30, 2014; 12,691 shares issued and 12,596 shares outstanding as of May 31, 2013; 12,692 shares issued and outstanding as of June 30, 2013	1	1	1
Noncontrolling interest	6,076	5,603	5,564
Additional paid-in capital	78,105	65,536	65,536
Accumulated deficit	(34,322)	(24,183)	(24,814)
Total stockholders’ equity	49,860	46,957	46,287
Total Liabilities and Stockholders’ Equity	$97,226	$89,230	$89,022

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For Each of the Fiscal Years Ended			For the One Month Ended
	June 30, 2014	May 31, 2013	May 31, 2012	June 30, 2013
Revenue:
Oil and natural gas sales	$22,498	$8,982	$6,325	$1,716

Operating Expenses:
Exploration expense	1,193	849	265	30
Production taxes	2,116	536	403	128
Lease operating expenses	3,224	1,769	943	634
Natural gas transportation and marketing expenses	183	104	170	50
Depreciation, depletion, amortization and impairment	9,694	4,515	5,149	665
Accretion of discount on asset retirement obligation	267	150	44	22
General and administrative expense	8,584	7,822	6,165	529
Total operating expenses	25,261	15,745	13,139	2,058
Loss from Operations	(2,763)	(6,763)	(6,814)	(342)

Other Income (Expense):
Change in fair value of derivative liability	—	496	—	—
Change in fair value of warrant liability	—	—	(763)	—
Unrealized gain (loss) on investment in Cross Border Resources, Inc. warrants	—	(1,304)	282	—
Equity in losses of Cross Border Resources, Inc.	—	(332)	(316)	—
Loss on extinguishment of mandatorily redeemable preferred stock	(2,281)	—	—	—
Interest expense	(3,363)	(2,989)	(2,096)	(225)
Gain on consolidation of Cross Border Resources, Inc.	—	682	—	—
Gain (loss) on derivatives	(544)	49	—	(104)
Impairment on debentures	—	(503)	—	—
Impairment on note receivable	—	(856)	(2,725)	—
Total Other Expense	(6,188)	(4,757)	(5,618)	(329)

Loss Before Income Taxes	(8,951)	(11,520)	(12,432)	(671)
Income tax provision	(44)	—	—	—
Net loss	(8,995)	(11,520)	(12,432)	(671)
Net income (loss) attributable to noncontrolling interest	513	682	—	(40)
Net loss attributable to Red Mountain Resources, Inc.	$(9,508)	$(12,202)	$(12,432)	$(631)

Basic and diluted loss per common share	$(0.70)	$(1.20)	$(1.69)	$(0.05)
Basic and diluted weighted average common shares outstanding	13,626	10,133	7,378	12,691

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For Each of the Fiscal Years Ended			For the One Month Ended
	June 30, 2014	May 31, 2013	May 31, 2012	June 30, 2013
Cash Flow From Operating Activities:
Net loss	$(8,995)	$(11,520)	$(12,432)	$(671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	9,694	4,515	5,149	665
Equity in losses of Cross Border Resources, Inc.	—	332	316	—
Issuance of stock for consulting services	194	229	152	—
Gain on consolidation of Cross Border Resources, Inc.	—	(682)	—	—
Dividend declared for preferred shares	179	—	—	—
Loss on extinguishment of mandatorily redeemable preferred stock	2,281	—	—	—
Deferred income tax expense	44	—	—	—
Accretion of discount on asset retirement obligation	267	150	44	22
Amortization of debt issuance costs	1,449	1,029	1,350	131
Loss on warrant liability	—	—	763	—
Unrealized (gain) loss on investment in Cross Border Resources, Inc. warrants	—	1,304	(282)	—
Impairment on note receivable	—	856	2,725	—
Change in fair value of derivative liability	—	(281)	—	—
Change in fair value of commodity derivatives	216	(215)	—	105
Impairment on debentures	—	503	—	—
Change in working capital:
Accounts receivable—oil and natural gas sales	1,487	(1)	(170)	(1,151)
Accounts receivable—joint interest	21	(2,531)	(73)	938
Accounts receivable—related party	—	—	25	—
Prepaid expenses and other current assets	467	327	(649)	(304)
Accounts payable	(5,268)	(3,692)	1,474	320
Accrued expenses	858	(324)	657	37
Restricted cash	(41)	(200)	(252)	—
Accounts payable—related party	—	(12)	9	—
Net cash provided by (used in) operating activities	2,853	(10,213)	(1,194)	92

Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(17,033)	(699)	(15,271)	(714)
Acquisition of oil and natural gas properties	—	255	(2,134)	—
Additions to other property and equipment	(136)	(390)	(530)	(34)
Increase in Bamco note receivable	—	—	(44)	—
Net cash acquired in Cross Border consolidation	—	279	—	—
Settlement of asset retirement obligations	(2)	(54)	—	—
Investment in Cross Border Resources, Inc.	—	—	(288)	—
Net cash used in investing activities	(17,171)	(609)	(18,267)	(748)

Cash Flow From Financing Activities:
Proceeds from issuance of common shares, net of issuance costs	3,606	8,280	16,412	—
Exercise of warrants	—	150	—	—
Draws on line of credit	12,000	12,450	800	—
Payments under line of credit	(5,000)	(3,187)	(1,017)	—
Proceeds from notes payable, net of issuance costs	—	2,400	4,457	—
Payments on notes payable	(2,000)	(8,327)	(3,776)	—
Issuance costs of notes payable	(157)	—	—	—
Proceeds from convertible notes payable	—	—	2,500	—
Issuance of preferred stock, net of expenses	7,095	—	—	—
Reverse merger recapitalization	—	—	132	—
Net cash provided by financing activities	15,544	11,766	19,508	—
Net change in cash and equivalents	1,226	944	47	(656)
Cash at beginning of period	456	168	121	1,112
Cash at end of period	$1,682	$1,112	$168	$456
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,274	$684	$507	$64
Non-Cash Transactions
Change in asset retirement obligation estimate	$385	$705	$553	$18
Issuance of shares for investment in Cross Border Resources, Inc.	$—	$15,236	$4,804	$—
Convertible notes payable derivative liability	$—	$300	$—	$—
Issuance of shares	$—	$10,076	$888	$—
Issuance of warrants	$—	$334	$—	$—
Issuance of options	$—	$529	$—	$—
Oil and natural gas properties included in accounts payable	$—	$6,532	$914	$—
Issuance of shares for debentures	$541	$—	$—	$—
Issuance of warrants with preferred stock	$2,395	$—	$—	$—
Settlement of mandatorily redeemable preferred stock with common stock	$5,833	$—	$—	$—
Issuance of replacement note for acquisition of Bamco note receivable	$—	$—	$2,681	$—
Convertible notes payable beneficial conversion	$—	$—	$1,603	$—

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ and Members’ Equity

(in thousands)

	Common Stock
	Shares(1)	Amount(1)	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Share Subscription Receivable	Noncontrolling Interest	Total
Balance at June 1, 2011	2,700	$0.270	$—	$2,353	$—	$—	$2,353
Recapitalization adjustment as a result of reverse merger	3,687	0.369	5,777	—	—	—	5,778
Issuance of shares in private placement, net of offering costs of $3,687	1,014	0.101	6,449	—	—	—	6,449
Exercise of warrants	704	0.070	9,460	—	(150)	—	9,310
Issuance of shares to brokers	31	0.003	314	—	—	—	314
Issuance of shares for debt issuance costs	20	0.002	318	—	—	—	318
Issuance of warrants	—	—	1,101	—	—	—	1,101
Issuance of shares for services	10	0.001	152	—	—	—	152
Issuance of shares for investment in Cross Border Resources, Inc.	480	0.048	4,804	—	—	—	4,804
Issuance of shares in other acquisitions	57	0.006	570	—	—	—	570
Convertible notes payable beneficial conversion discount	—	—	1,603	—	—	—	1,603
Cancellation of shares held by Black Rock Capital, Inc.	(10)	(0.001)	0.001	—	—	—	0.001
Net loss	—	—	—	(12,432)	—	—	(12,432)
Balance at May 31, 2012	8,693	0.869	30,548	(10,079)	(150)	—	20,320
Issuance of shares in private placement, net of offering costs of $1,351	1,160	0.116	7,290	—	(100)	—	7,190
Issuance of shares for investment in Cross Border Resources, Inc.	1,573	0.157	15,236	—	—	—	15,236
Adjustment for consolidation of Cross Border Resources, Inc.	—	—	—	(1,902)	—	6,359	4,457
Acquisition of additional minority interest in Cross Border Resources, Inc.	117	0.012	1,438	—	—	(1,438)	—
Issuance of shares for investment in Cross Border Resources, Inc. subordinated debt	194	0.019	1,744	—	—	—	1,744
Issuance of shares to settle Cross Border Resources, Inc. bankruptcy claims	75	0.007	634	—	—	—	634
Issuance of warrants for investment in warrants of Cross Border Resources, Inc.	—	—	37	—	—	—	37
Issuance of shares for acquisition of oil and gas properties	238	0.024	2,232	—	—	—	2,232
Issuance of shares for equipment	1	—	14	—	—	—	14
Issuance of shares for stock issuance liability	8	0.001	68	—	—	—	68
Issuance of shares for debentures	570	0.057	4,782	—	—	—	4,782
Issuance of shares for debt issuance costs	12	0.001	161	—	—	—	161
Issuance of warrants for debt issuance costs	—	—	133	—	—	—	133
Issuance of shares for services	26	0.003	229	—	—	—	229
Issuance of shares to brokers	25	0.003	212	—	—	—	212
Issuance of warrants to brokers	—	—	249	—	—	—	249
Issuance of options	—	—	529	—	—	—	529
Cash received for subscription receivable	—	—	—	—	250	—	250
Net loss	—	—	—	(12,202)	—	682	(11,520)
Balance at May 31, 2013	12,692	1.269	65,536	(24,183)	—	5,603	46,957
Net loss	—	—	—	(631)	—	(40)	(671)
Balance at June 30, 2013	12,692	1.269	65,536	(24,814)	—	5,563	46,286
Issuance of shares, net of offering costs of $895	643	0.064	3,606	—	—	—	3,606
Issuance of warrants with preferred stock	—	—	2,395	—	—	—	2,395
Issuance of shares for debentures	87	0.009	541	—	—	—	541
Issuance of shares for services	47	0.005	194	—	—	—	194
Issuance of shares in exchange for preferred stock	1,388	0.14	5,833	—	—	—	5,833
Net income (loss)	—	—	—	(9,508)	—	513	(8,995)
Balance at June 30, 2014	14,857	$1.487	$78,105	$(34,322)	$—	$6,076	$49,860

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Organization

Red Mountain Resources, Inc. is a Texas corporation formed on January 23, 2014. On January 31, 2014, the Company changed its state of incorporation from the State of Florida to the State of Texas by merging Red Mountain Resources, Inc., a Florida corporation (“RMR FL”), with and into Red Mountain Resources, Inc., a Texas corporation. Unless the context otherwise requires, the terms “Red Mountain” and “Company” refer to Red Mountain Resources, Inc. and its consolidated subsidiaries.

The Company is a Dallas-based growth-oriented energy company engaged in the acquisition, development and exploration of oil and natural gas properties in established basins with demonstrable prolific producing zones. Currently, the Company has established acreage positions and production in the Permian Basin of West Texas and Southeast New Mexico and the onshore Gulf Coast of Texas. Additionally, the Company has an established and growing acreage position in Kansas.

Reverse stock split

On January 31, 2014, RMR FL effected a reverse stock split of RMR FL’s common stock, par value $0.00001 per share (“RMR FL Common Stock”), at an exchange ratio of 1-for-10 (the “Reverse Stock Split”), together with a proportional reduction in the number of authorized shares of RMR FL Common Stock from 500.0 million shares to 50.0 million shares. The par value of RMR FL Common Stock did not change as a result of the Reverse Stock Split. As of January 31, 2014, every ten shares of RMR FL Common Stock were combined into one share of RMR FL Common Stock, reducing the number of outstanding shares of RMR FL Common Stock from approximately 134.0 million to approximately 13.4 million. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding warrants to purchase shares of RMR FL Common Stock. All share and per share amounts and calculations have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

Change in fiscal year end

On July 17, 2013, the Company’s board of directors approved a change in the Company’s fiscal year end from May 31 to June 30, effective as of June 30, 2013. The change in the Company’s fiscal year end resulted in a one-month transition period that began on June 1, 2013 and ended on June 30, 2013. The unaudited one-month transition period was reported in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and the audited one-month transition period is included in this Annual Report on Form 10-K.

In the Consolidated Statements of Operations, the Company compares the fiscal year ended June 30, 2014 with the previously reported fiscal years ended May 31, 2013 and 2012. Financial information for the fiscal years ended June 30, 2013 and 2012 has not been included for the following reasons: (i) the fiscal years ended May 31, 2013 and 2012 provide a meaningful comparison for the fiscal year ended June 30, 2014; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for the fiscal years ended June 30, 2013 and 2012 were presented in lieu of results for the fiscal years ended May 31, 2013 and 2012; and (iii) it was not practicable or cost justified to prepare this information.

2.   Liquidity

The Company incurred a net loss attributable to Red Mountain Resources, Inc. of $9.5 million during the fiscal year ended June 30, 2014. At June 30, 2014, the outstanding principal amount of the Company’s indebtedness was $31.6 million, consisting of $26.8 million under its credit facility and $4.8 million of mandatorily redeemable preferred stock, net of a discount of $1.6 million, and the Company had a working capital deficit of $2.4 million. As of June 30, 2014, none of the Company’s debt was due within the next twelve months.

Assuming successful and timely implementation of the Company’s current and planned development program, the Company expects cash on hand, borrowings under its credit facility and cash flow from operations will be sufficient to fund its fiscal 2015 development program. If not, the Company will either curtail its development program or seek other funding sources.

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

Noncontrolling interests

Subsequent to January 28, 2013, the Company accounts for the noncontrolling interest in Cross Border Resources, Inc. (“Cross Border”) in accordance with ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. In addition, this guidance provides for increases and decreases in the Company’s controlling financial interests in consolidated subsidiaries to be reported in equity similar to treasury stock transactions.

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

Debentures - held to maturity

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

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $2.1 million, $1.5 million and $1.5 million, plus accrued interest in arrears as of June 30, 2014, May 31, 2013 and June 30, 2013, respectively.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest.  As of June 30, 2014 and 2013, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired and the Company will record a provision for impairment to write the debenture down to its estimated fair value. The Company recorded impairment on debentures of $0.5 million during the fiscal year ended May 31, 2013. The Company did not record an impairment during the fiscal year ended June 30, 2014 or the one month ended June 30, 2013.

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

Restricted cash

Restricted cash is classified as long-term based on the terms of the agreement. Restricted cash at June 30, 2014, May 31, 2013 and June 30, 2013 represents cash held in U.S. banks as collateral for standby letters of credit issued in connection with the Company’s oil and natural gas production activities.

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of June 30, 2014, May 31, 2013 and June 30, 2013.

Oil and natural gas properties

Effective June 1, 2011, the Company follows the successful efforts method of accounting for its oil and natural gas producing activities. The change in accounting principle has been applied retroactively to prior periods. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at June 30, 2014, May 31, 2013 and June 30, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through June 30, 2014, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months.  Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Oil and natural gas properties are evaluated for potential impairment by field. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets, as applicable. An impairment on proved properties is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to its estimated fair value, which is generally estimated using a discounted cash flow approach. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During fiscal years ended June 30, 2014 and May 31, 2012, the Company recognized impairments on its proved properties of $0.3 million and $1.0 million, respectively.  The Company did not recognize an impairment on its proved properties during the fiscal year ended May 31, 2013 or the one month ended June 30, 2013.

Unproved oil and natural gas properties do not have producing properties. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. The cost of the remaining unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. To do this assessment, management considers estimated potential reserves and future net revenues from an independent expert, the Company’s history in exploring the area, the Company’s future drilling plans per its capital drilling program prepared by the Company’s reservoir engineers and operations management and other factors associated with the area. Impairment is taken on the unproved property cost if it is determined that the costs are not likely to be recoverable. The valuation is subjective and requires management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual results. During fiscal years ended June 30, 2014, May 31, 2013 and 2012, the Company recognized impairments on its unproved properties of $0.2 million, $0.4 million and $1.0 million, respectively. The Company did not recognize an impairment on its unproved properties during the one month ended June 30, 2013.

Revenue and accounts receivable

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expense.

Accounts receivable — oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable — joint interest consist of amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of June 30, 2014, May 31, 2013 and June 30, 2013.

Dependence on major customers

For the fiscal year ended June 30, 2014, approximately 63% of the Company’s revenues were attributable to sales of oil to four customers, and approximately 18% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. For the fiscal year ended May 31, 2013, approximately 85% of the Company’s revenues were attributable to sales of oil to two customers, and approximately 11% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. For the fiscal year ended May 31, 2012, approximately 50% of the Company’s revenues were attributable to sales of oil to one customer, and approximately 41% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. The Company believes that there are potential alternative purchasers and that it may be necessary to establish relationships with new purchasers. However, there can be no assurance that the Company can establish such relationships and that those relationships will result in an increased number of purchasers. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are creditworthy. The Company had no bad debt for the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the one month ended June 30, 2013.

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

Derivative financial instruments

All derivative instruments are recorded on the Company’s Consolidated Balance Sheet at fair value. Historically, the Company has not designated its derivative instruments as cash-flow hedges.  Although the Company has not designated its derivative instruments as cash-flow hedges, it uses those instruments to reduce its exposure to fluctuations in commodity prices related to its oil and natural gas production. Unrealized gains and losses, at fair value, are included on the Company’s Consolidated Balance Sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of the Company’s commodity derivative contracts and realized gains and losses are recorded in earnings as they occur and included in other income (expense) on the Company’s Consolidated Statements of Operations.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2017.

4.   Investment in Cross Border Resources, Inc.

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

During the fiscal year ended May 31, 2012, the Company entered into several stock purchase and sale agreements with a limited number of stockholders pursuant to which the Company acquired 2,701,261 shares of common stock of Cross Border from such stockholders in exchange for the issuance of 480,396 shares of the Company’s common stock and $287,532 in cash. As of May 31, 2012, the Company owned approximately 30.0% of Cross Border’s outstanding common stock valued at $9.0 million based on the closing market price on that date.

Due to increased ownership in Cross Border during the fiscal year ended May 31, 2012, the Company retroactively applied the equity method of accounting to all prior periods presented. The difference between the Company’s gross investment of $7.6 million in Cross Border and equity share of net assets totaling $5.2 million has been allocated to the Company’s investment in Cross Border’s oil and natural gas properties. The excess basis of the Company’s gross investment over the equity share of net assets is depleted each quarter based upon Cross Border’s depletion rate calculated on its oil and natural gas properties. The depletion for the fiscal years ended May 31, 2013 and 2012 was $346,818 and $243,921, respectively.

Due to timing differences in the Company’s and Cross Border’s fiscal year ends and quarterly periods and due to the lack of financial information for Cross Border for the current quarterly period, the Company books its share of Cross Border’s financial activity on a two-month lag. In accordance with the equity method of accounting, the investment is initially recorded at cost and adjusted to reflect the Company’s share of changes in Cross Border’s capital. It is further adjusted to recognize the Company’s share of Cross Border’s earnings as they occur, rather than as dividends or other distributions are received. The Company’s share of Cross Border’s earnings would also include any other-than-temporary declines in fair value recognized during the period. Changes in the Company’s proportionate share of the underlying equity of Cross Border which result from Cross Border’s issuance of additional equity securities are recognized as increases or decreases in stockholders’ equity, net of any related tax effects. The Company recognized losses in its equity investment in Cross Border for net loss by Cross Border of $14,390 and $71,998 for the period June 1, 2012 to January 28, 2013 and the fiscal year ended May 31, 2012, respectively, in the Company’s Consolidated Statements of Operations. The Company consolidated Cross Border beginning January 28, 2013.  See Note 5 – Acquisitions for further discussion.

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

As of June 30, 2014 and May 31, 2013, the Company held 2,502,831 common stock purchase warrants for the purchase of common stock of Cross Border. The warrants have an exercise price of $2.25 per share and are exercisable until May 26, 2016. As discussed in Note 5 - Acquisitions, Cross Border was consolidated as of January 28, 2013 and therefore the warrants had no value as of June 30, 2014 and May 31, 2013.

5.   Acquisitions

Acquisition of properties

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

 The following transactions have been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair values as of the acquisition date. The Company has finalized the determination of the fair values of the assets acquired and liabilities assumed in the acquisitions below.

Cross Border Resources, Inc.

On January 28, 2013, the Company acquired 5,091,210 shares of common stock of Cross Border from a limited number of stockholders of Cross Border in exchange for the issuance of 1,018,242 shares of common stock of the Company, bringing its total ownership to 78% of the outstanding Cross Border common stock. Prior to January 28, 2013, the Company accounted for its investment in Cross Border as an equity method investment. After January 28, 2013, the Company consolidates Cross Border and prior periods are not restated. The Company incurred transaction expense of $0.9 million and $0.6 million for the fiscal years ended May 31, 2013 and 2012 in connection with its acquisition of Cross Border.

Prior to this acquisition, the Company owned 47% of Cross Border’s outstanding common stock. In accordance with ASC 805, the Company accounted for this transaction as a step acquisition, remeasured its previously held investment to fair value and recorded the approximately $0.7 million difference between fair value and its carrying value as gain on consolidation of Cross Border Resources, Inc. in the Company’s Consolidated Statements of Operations. The acquisition date fair value of the Company’s ownership of 78% of Cross Border’s outstanding common stock was approximately $21.3 million, and the carrying value was approximately $20.6 million. This fair value was determined using a market approach, which includes significant Level 3 unobservable inputs.

The Company consolidated the results of operations of Cross Border for the four month period from January 28, 2013 to May 31, 2013. Accordingly, the Company recorded a $2.0 million charge to accumulated deficit for the two-month lag resulting from differences in the Company’s and Cross Border’s fiscal year ends and quarterly periods.

On April 26, 2013, the Company issued 57,530 shares of common stock to certain shareholders of Cross Border as consideration for the purchase of 287,653 shares of Cross Border’s common stock.  The aggregate value of the common stock issued was $460,245. Management determined the fair value based on the closing price of the Company’s common stock on the OTCBB on the date of issuance. The additional shares increased the Company’s ownership in Cross Border’s outstanding common stock to 83%.

The Company recorded the initial step acquisition as follows:

(in thousands)
Purchase Price:
Fair value of 2,054 shares of the Company’s common stock exchanged for Cross Border common stock	$18,282
Cash acquisition of Cross Border common stock	3,492
Acquisition of Cross Border note payable and accrued interest	697
Total consideration paid	$22,471

Add: Estimated Fair Value of Liabilities Assumed:
Accounts payable	$4,794
Asset retirement obligations	3,329
Environmental liability	2,100
Line of credit	8,750
Creditors payable	1,353
Accrued expense and other liabilities	114
Amount attributable to liabilities assumed	20,440
Noncontrolling interest	6,359
Total purchase price	$49,270

Estimated Fair Value of Net Assets Acquired:
Cash	$279
Accounts receivable	2,815
Prepaid and other current assets	451
Derivative assets	35
Other property and equipment	52
Proved oil and gas properties	29,376
Unproved oil and gas properties	16,208
Other long-term assets	54
Amount attributable to net assets acquired	$49,270

The Company and Cross Border are parties to a Technical Service Agreement under which the Company provides operational services, such as workovers, for Cross Border’s operated wells which costs are eliminated on consolidation.

Bamco Gas, LLC

On December 10, 2012, Red Mountain issued 237,500 shares of common stock to the indenture trustee of certain debentures of Bamco Gas, LLC (“Bamco”) pursuant to a purchase agreement in which the Company agreed to acquire certain assets of the receivership estate of Bamco, mainly consisting of working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties in Texas. Bamco was considered a related party prior to the transaction because Alan Barksdale, the chief executive officer and chairman of the board of the Company was the receiver for the receivership estate. As part of the consideration paid, the Company executed a waiver and release of a certain claim against the receivership estate of Bamco for a $2.7 million note receivable that the Company deemed uncollectible in 2011. Transaction expense incurred in the acquisition of Bamco’s assets was not material.

The Company recorded the purchase price as follows:

(in thousands)
Purchase Price:
Fair value of 238 shares of the Company’s common stock issued	$2,232
Asset retirement obligations assumed	403
Post-closing adjustments	84
Total purchase price	$2,719

Estimated Fair Value of Net Assets Acquired:
Proved oil and gas properties	$1,909
Unproved oil and gas properties	810
Amount attributable to net assets acquired	$2,719

Pro forma results of operations

The following table presents the unaudited pro forma results of operations as though the acquisitions of Cross Border and Bamco had occurred as of June 1, 2011 (in thousands, except per share amounts):

	Fiscal Year Ended May 31,
	2013	2012
Revenues	$17,118	$18,101
Loss from operations	(13,821)	(3,711)
Net loss	(18,709)	(9,088)
Basic and diluted net loss per common share	$(1.80)	$(0.90)

6.   Oil and Natural Gas Properties and Other Property and Equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	June 30, 2014	May 31, 2013	June 30, 2013
Oil and natural gas properties:
Proved	$82,362	$63,891	$64,539
Unproved	19,109	19,539	19,622
Total oil and natural gas properties	101,471	83,430	84,161
Less accumulated depletion and impairment	(19,138)	(9,140)	(9,788)
Net oil and natural gas properties capitalized costs	$82,333	$74,290	$74,373

At June 30, 2014, May 31, 2013 and June 30, 2013, the capitalized costs of the Company’s oil and natural gas properties included (i) $39.0 million, $39.2 million and $39.2 million, respectively, relating to acquisition costs of proved properties which are being amortized by the unit-of-production method using total proved reserves and (ii) $39.6 million, $21.9 million and $25.3 million, respectively, relating to exploratory well costs and additional development costs which are being amortized by the unit-of-production method using proved developed reserves.

During the fiscal years ended June 30, 2014, May 31, 2013 and 2012, the Company incurred approximately $1.2 million, $0.8 million and $0.3 million, respectively, in exploratory drilling costs, of which all amounts were included in exploration expense. During the one month ended June 30, 2013, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the one month ended June 30, 2013.

In January 2013, the Company executed a Stipulation of Interest and Cross Conveyance Agreement with Chevron Midcontinent, L.P. (“Chevron”) which provided for the purchase and sale of oil and natural gas leasehold interests and associated wells across lands owned by the Company and Chevron in Lea County, New Mexico. In conjunction with the transaction, the Company received $255,000 and a working interest in a portion of the leasehold owned by Chevron, and Chevron received a working interest in a portion of the leasehold owned by the Company.

The Company recorded $0.2 million of impairment related to its unproved oil and gas properties during the fiscal year ended June 30, 2014 related to expiring acreage. The Company recorded $0.4 million of impairment related to its unproved oil and natural gas properties during the fiscal year ended May 31, 2013 related to expiring acreage. The Company recorded a $1.0 million expense on its unproved oil and natural gas properties during the fiscal year ended May 31, 2012 attributable to expired leases on its Pawnee Prospect and the abandonment of its Bayou Darbonne Prospect. The expense is included in exploration expense in the Company’s Consolidated Statements of Operations.  The Company recorded no impairment related to its unproved oil and natural gas properties during the one month ended June 30, 2013.

The Company recorded $0.3 million in impairment charges on its proved properties for the fiscal year ended June 30, 2014, primarily due to a decline in reserves and production associated with wells on its Pawnee and Walnut Creek Prospects, which was included in depreciation, depletion, amortization and impairment in the Company’s Consolidated Statements of Operations. The Company recorded $1.0 million in impairment charges on its proved properties for the fiscal year ended May 31, 2012, primarily due to a decline in reserves and production associated with wells on its Pawnee Prospect, which was included in depreciation, depletion, amortization and impairment in the Company’s Consolidated Statements of Operations.  There was no impairment to the Company’s proved properties during the fiscal year ended May 31, 2013 and the one month ended June 30, 2013.

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	June 30, 2014	May 31, 2013	June 30, 2013
Other property and equipment	$1,196	$1,026	$1,061
Less accumulated depreciation and amortization	(359)	(184)	(199)
Net property and equipment	$837	$842	$862

7.   Asset Retirement Obligations

The following table presents the balance and activity of the Company’s ARO for the periods indicated:

	Fiscal Year Ended		One Month Ended
(in thousands)	June 30, 2014	May 31, 2013	June 30, 2013
Asset retirement obligations at beginning of period	$5,020	$836	$4,979
Liabilities incurred	75	22	19
Liabilities settled	(2)	(53)	—
Acquisitions	—	3,728	—
Accretion expense	267	150	22
Revisions in estimated liabilities	385	296	—
Asset retirement obligations at end of period	$5,745	$4,979	$5,020
Less: current portion	214	228	228
Long-term portion	$5,531	$4,751	$4,792

During the fiscal years ended June 30, 2014 and May 31, 2013, the Company recorded an upward revision to previous estimates for its ARO primarily due to changes in the estimated future cash outlays.

8.   Derivatives

At June 30, 2014, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 1, 2014—August 31, 2014 Collar—Minimum	Option	1,437 Bbls/month	$80.00/Bbl
July 1, 2014—August 31, 2014 Collar—Maximum	Option	1,437 Bbls/month	$100.50/Bbl
July 1, 2014—November 30, 2014	Swap	2,000 Bbls/month	$93.50/Bbl
July 1, 2014—December 31, 2014	Put	1,979-8,330 Bbls/month	$95.00 - $100.00/Bbl

At May 31, 2013 and June 30, 2013, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
June 1, 2013—August 1, 2014 Collar - Minimum	Option	437-1,936 Bbls/month	$80.00/Bbl
June 1, 2013—August 1, 2014 Collar - Maximum	Option	437-1,936 Bbls/month	$100.50/Bbl
June 1, 2013—November 1, 2014	Swap	2,000 Bbls/month	$93.50/Bbl
June 1, 2013—February 28, 2014	Swap	1,000 Bbls/month	$106.50/Bbl

The following table summarizes the fair value of the Company’s open commodity derivatives as of June 30, 2014, May 31, 2013 and June 30, 2013 (in thousands):

	Balance Sheet Location	Fair Value
		June 30,	May 31,	June 30,
		2014	2013	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Commodities derivative asset	$37	$265	$132

Commodity derivatives	Commodities derivative liabilities	$(121)	$(34)	$—

The following table summarizes the change in the fair value of the Company’s commodity derivatives (in thousands):

	Income Statement Location	Fiscal Year Ended			One Month Ended
		June 30, 2014	May 30, 2013	May 30, 2012	June 30, 2013
Derivatives not designated as hedging instruments
Commodity derivatives	Gain (loss) on derivatives	$(544)	$49	$—	$(104)

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

In connection with the closing of the Senior First Lien Secured Credit Agreement (as amended, the “Credit Agreement”) with Cross Border, Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (collectively with the Company, the “Borrowers”) and Independent Bank, as Lender (the “Lender”), the Company was required to enter into hedging agreements effectively hedging at least 50% of the oil volumes of the Company and its subsidiaries.  At the same time, the Company entered into a Novation Agreement with BP Energy Company that transferred Cross Border’s then-existing swap agreements to the Company.  Pursuant to an Inter-Borrower Agreement among the Borrowers, the Company allocates these swap agreements back to Cross Border and may allocate future hedging agreements related to Cross Border’s production to Cross Border.

9.   Fair Value Measurements

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

●	Level 1 – quoted prices for identical assets or liabilities in active markets.

●	Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2014, May 31, 2013 and June 30, 2013:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
Assets:
Commodities derivatives	$—	$37	$—	$37
Oil and gas properties impairment (nonrecurring)	—	—	(487)	(487)
Total	$—	$37	$(487)	$(450)

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,745)	$(5,745)
Commodities derivative liability	—	(121)	—	(121)
Environmental remediation liability	—	—	(2,067)	(2,067)
Total	$—	$(121)	$(7,812)	$(7,933)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at May 31, 2013
Assets:
Commodities derivatives	$—	$265	$—	$265
Oil and gas properties impairment (nonrecurring)	—	—	(411)	(411)
Total	$—	$265	$(411)	$(146)

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(4,979)	$(4,979)
Commodities derivative liability	—	(34)	—	(34)
Environmental remediation liability	—	—	(2,088)	(2,088)
Total	$—	$(34)	$(7,067)	$(7,101)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2013
Assets:
Commodities derivative asset	$—	$132	$—	$132
Total	$—	$132	$—	$132

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,020)	$(5,020)
Environmental remediation liability	—	—	(2,088)	(2,088)
Total	$—	$—	$(7,108)	$(7,108)

The following is a summary of changes to fair value measurements using Level 3 inputs during the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the one month ended June 30, 2013:

(in thousands)	Environmental Liability
Balance, May 31, 2012	—
Acquisitions	(2,100)
Settlement of liabilities	12
Acquired debentures	—
Unrealized gain (loss) recorded in earnings	—
Balance, May 31, 2013	(2,088)
Acquisitions	—
Settlement of liabilities	—
Acquired debentures	—
Unrealized gain (loss) recorded in earnings	—
Balance, June 30, 2013	(2,088)
Acquisitions	—
Settlement of liabilities	21
Acquired debentures	—
Unrealized gain (loss) recorded in earnings	—
Balance, June 30, 2014	$(2,067)

The Company accounts for additions to AROs and oil and natural gas properties at fair value on a non-recurring basis.  The Company’s accounting policies for AROs are discussed in Note 3, and reconciliations of the Company’s AROs are provided in Note 7 for the periods presented. For purposes of fair value measurement, the Company determined that additions to AROs should be classified as Level 3. The Company recorded additions to AROs of approximately $75,000, $22,000, $632,000 and $19,000 in fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the one month ended June 30, 2013, respectively.

The Company’s accounting policies for oil and gas properties are discussed in Note 3. For purposes of fair value measurement, the Company determined that oil and natural gas properties should be classified as Level 3. See Note 6 for a discussion of impairment recorded during fiscal years 2014, 2013 and 2012 and the one month ended June 30, 2013.

10.   Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	June 30, 2014	May 31, 2013	June 30, 2013
Credit Facility	$26,800	$19,800	$19,800
Subordinated Note	—	500	500
Mandatorily redeemable preferred stock, net of discount of $1,561, $0, and $0, respectively	4,801	—	—
Convertible promissory notes, net of discount of $0, $442 and $352	—	3,308	3,398
Total debt	31,601	23,608	23,698
Less: short-term portion	—	3,808	3,898
Long-term debt	$31,601	$19,800	$19,800

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with the Borrowers and Lender. The Credit Agreement provides for an up to $100.0 million revolving credit facility (as amended, the “Credit Facility”) with a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of June 30, 2014, the borrowing base was $30.0 million.

A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

 Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0% at June 30, 2014). Interest is payable monthly in arrears on the last day of each calendar month. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

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

The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement permits the payment of cash dividends on the Company’s 10.0% Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”) so long as the Company is not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause the Company to be in default under the Credit Agreement.

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

As of June 30, 2014, the Borrowers had collectively borrowed $26.8 million and had availability of $3.2 million under the Credit Facility. The Company was in compliance with all of the financial covenants under the Credit Facility described above at June 30, 2014.

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

Convertible promissory notes

On November 25, 2011, the Company issued a $1.0 million convertible promissory note to Hohenplan Privatstiftung (the “2011 Hohenplan Note”), a $1.5 million convertible promissory note to Personalversorge der Autogrill Schweiz AG (the “Personalversorge Note”) and a $250,000 convertible promissory note to SST Advisors, Inc. (the “SST Note” and collectively with the 2011 Hohenplan Note and the Personalversorge Note, the “Convertible Notes”). The value of the beneficial conversion feature of the three Convertible Notes was $1.6 million at the date of issuance. The beneficial conversion feature was recorded as a discount to the Convertible Notes payable and to additional paid-in-capital and was amortized to interest expense over the life of the Convertible Notes. The Company amortized $0.4 million, $0.8 million and $66,000 of the discount to interest expense during the fiscal years ended June 30, 2014, May 31, 2013 and the one month ended June 30, 2013.

On July 30, 2012, the Company issued a $1.0 million convertible promissory note (the “2012 Hohenplan Note”) to Hohenplan Privatstiftung. The Company determined that the terms of the 2012 Hohenplan Note contained a down round provision under which the conversion price could be decreased as a result of future equity offerings. Accordingly, the conversion feature was accounted for as a derivative liability and discount on note payable. On February 5, 2013, the Company closed a private placement of 705,882 shares of common stock at a purchase price of $8.50 per share, from certain of the initial investors in the Company. As a result, the conversion price of the 2012 Hohenplan Note was adjusted from $15.00 to $8.50. The fair value of the discount on the 2012 Hohenplan Note was $34,000 and $0 as of May 31, 2013 and June 30, 2013, respectively, resulting in an unrealized gain of approximately $0.3 million and $29,000 during the fiscal year ended May 31, 2013 and the one month ended June 30, 2013, respectively. The Company determined the fair value of the discount using the Black-Scholes option pricing model. The Company amortized approximately $0.3 million and $25,000 of the discount to interest expense during the fiscal year ended May 31, 2013 and the one month ended June 30, 2013, respectively.

In connection with the issuance of the 2012 Hohenplan Note, the Company incurred $0.2 million of debt issuance costs related to the issuance to a broker of 12,500 shares of the Company’s common stock with a value of $161,000, and warrants to purchase 8,333 shares of the Company’s common stock at an exercise price of $15.00 per share, with a value of $49,000. The warrants expire on July 30, 2015. The shares issued to the broker were valued using the closing market price of the Company’s common stock on the OTCQB on the debt issuance date, which was July 30, 2012. The Company valued the warrants using the Black-Scholes valuation model with a volatility based on the historical closing price of common stock of industry peers. During the fiscal year ended May 31, 2013 and the one month ended June 30, 2013, the Company amortized approximately $0.3 million and $4,000, respectively, of the capitalized debt issuance costs to interest expense.

In August 2013, the Company issued 100,002 Units, each consisting of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock at a price of $22.50 per Unit (the “Units”), in cancellation of the 2011 Hohenplan Note, the 2012 Hohenplan Note and the SST Note. In November 2013, the Company paid in full the Personalversorge Note with cash.

Mandatorily Redeemable Preferred Stock

The Company’s Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of the Company’s common stock. The Company classifies the Series A Preferred Stock as a long-term liability, and the Company records dividends paid or accrued as interest expense in the Company’s Condensed Consolidated Statement of Operations.

In August 2013, the Company closed offerings of 376,685 Units, raising net cash proceeds of $7.1 million. Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock at a price of $22.50 per Unit. The warrants are exercisable until the earlier of (i) August 2016 or (ii) the first trading day that is at least 30 days after the date that the Company has provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $15.00 per share or more and (B) traded, in the aggregate, 300,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $10.00 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock. Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $11.9 million at the time of issuance. The difference between the $11.9 million redeemable value and the $10.8 million of gross proceeds and canceled debt is treated as a discount and will be accreted over the life of the Series A Preferred Stock. Effective as of April 1, 2014, the Company agreed to exchange 222,224 outstanding shares of its Series A Preferred Stock for the issuance of 1,388,898 shares of common stock. After the exchange, the Company had 254,463 shares of Series A Preferred Stock outstanding with an aggregate redemption amount of $6.4 million as of June 30, 2014.

For the fiscal year ended June 30, 2014, the Company recognized total interest expense of $1.8 million related to the Series A Preferred Stock, which includes accretion of discount and issuance cost of $0.6 million for the fiscal year ended June 30, 2014.

The following is a schedule by year of future principal payments required under the Credit Facility and the redemption of the Series A Preferred Stock described above as of June 30, 2014:

(in thousands)
Fiscal Years Ending June 30,
2015	$—
2016	26,800
2017	—
2018	—
2019	6,362
Total	33,162
Discount	(1,561)
Total, net value	$31,601

11.   Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

(dollars in thousands, except per share amounts)	Fiscal Year Ended			One Month Ended
	June 30, 2014	May 31, 2013	May 31, 2012	June 30, 2013
Net loss (numerator):
Net loss attributable to Red
Mountain Resources, Inc.—basic	$(9,508)	$(12,202)	$(12,432)	$(631)
Weighted average shares (denominator):
Weighted average shares—basic	13,626	10,133	7,378	12,691
Weighted average shares—diluted (1) (2)	13,626	10,133	7,378	12,691
Loss per share:
Basic	$(0.70)	$(1.20)	$(1.69)	$(0.05)
Diluted	$(0.70)	$(1.20)	$(1.69)	$(0.05)

(1)	Warrants to purchase approximately 1,349,051, 361,842 and 461,842 shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the fiscal years ended June 30, 2014 and May 31, 2013 and the one month ended June 30, 2013.

(2)	Warrants to purchase approximately 161,759 shares of the Company’s common stock and 4,530 shares payable for director compensation were excluded from this calculation because they were anti-dilutive during the fiscal year ended May 31, 2012.

12.   Equity

As of June 30, 2014, the Company was authorized to issue (i) 50,000,000 shares of common stock, par value $0.00001 per share, of which 14,857,488 shares were issued and outstanding, and (ii) 100,000,000 shares of preferred stock, par value $0.0001 per share, of which 254,463 shares of Series A Preferred Stock were outstanding.

On March 22, 2011, the Company entered into a Plan of Reorganization and Share Exchange Agreement, as amended on June 17, 2011 and June 20, 2011 (the “Share Exchange Agreement”), with Black Rock Capital, LLC, an entity wholly-owned by The StoneStreet Group, Inc. (“StoneStreet”). Alan W. Barksdale, the Company’s current president, chief executive officer and chairman of the board, was the president and the sole member of Black Rock Capital, LLC and the sole owner and the president of StoneStreet. On June 22, 2011, pursuant to the Share Exchange Agreement, the Company issued 2,700,000 shares of common stock to StoneStreet in exchange for 100% of the interests in Black Rock Capital, LLC. Concurrently with the closing, the Company retired 22,500,000 shares of common stock for no additional consideration.

On June 22, 2011, Mr. Barksdale and StoneStreet entered into a lock-up agreement with the Company with respect to 1,800,000 shares of common stock then held by StoneStreet. On September 12, 2011, StoneStreet assigned 700,000 shares subject to the lock-up agreement to several third parties after receiving the consent from the Company to release it from the lockup restrictions with respect to such shares. In connection with the assignment, the transferees agreed to have 10,000 shares of common stock cancelled in exchange for the Company releasing the shares from the lockup restrictions.

Beginning in March 2011, the Company commenced a private placement of its shares of common stock at an offering price of $10.00 per share, which terminated in November 2011. Through November 2011, the Company sold 1,620,600 shares of its common stock raising gross proceeds of $16.2 million, of which 1,013,600 shares of common stock were issued and $10.0 million was received subsequent to closing of the reverse merger with Black Rock in June 2011. Offering expenses for the private placement during the fiscal year ended May 31, 2012 totaled $3.7 million, consisting of $738,302 paid in cash and the issuance of 31,313 shares of the Company’s common stock and warrants to purchase 89,250 shares of common stock for commissions paid to brokers that participated in the transaction. The warrants were exercisable until April 30, 2014 and had an exercise price of $12.00 per share. On the date of issuance, the shares of common stock were valued at $171,250 and the warrants were valued at $555,504. Management determined the fair value of the shares consistent with the private placement value. Management determined the fair value of the warrants based upon the Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers, remaining term until April 30, 2014 and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The range for volatility and remaining term was 83% to 94% and 2.3 to 2.7 years, respectively.

In connection with the private placement, on July 20, 2011 and September 12, 2011, the Company granted three investors each warrants to purchase an additional $3.0 million worth of shares of the Company’s common stock. If exercised, the shares would be sold to the investor at a price equal to the lesser of (i) $11.00 per share or (ii) the average closing price of the Company’s common stock during the period from five days prior to the investor exercising its right to purchase the shares and ending five days after such exercise. The Company accounts for the warrants as a derivative liability since the final exercise price is contingent upon market prices. Changes in fair value are recorded as unrealized gain on warrant liability in the Company’s Consolidated Statements of Operations. The Company recorded $2.2 million of issuance costs representing the grant date fair value. Management determined the fair value of the warrants using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of the Company’s common stock on the OTCBB on the date of issuance. The range for volatility and remaining term was 93% to 94% and 0.3 years to 0.45 years, respectively.

On December 21, 2011, one investor exercised its right and purchased an aggregate of 272,727 shares of common stock at $11.00 per share raising gross proceeds of $3.0 million. The Company incurred cash and non-cash offering costs and broker commissions of $300,000 and $245,729, respectively. During February, March, and April of 2012, the other two investors (and their assignees) exercised a portion of their rights and purchased 431,082 shares of common stock at $11.00 per share raising gross proceeds of $4.7 million. At May 31, 2012, 13,636 of those shares had not yet been issued and 114,372 warrants expired unexercised. In connection with the exercises by the remaining investors (and their assignees) of their rights, the Company issued warrants to purchase an aggregate of 42,509 shares of common stock as a portion of commissions paid to the brokers that participated in the initial private placement. The warrants expired on April 30, 2014 and had an exercise price of $12.00 per share. Management determined the fair value based on the same methodology as the warrants issued to investors discussed above. The volatility and remaining term was 77% and two years, respectively.

In November 2011, the Company issued 20,000 shares of its common stock to a broker as payment for a fee related to obtaining the $4.0 million loan from the Lenders. On the date of issuance, the shares of common stock were valued at $318,000 based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

On December 30, 2011, the Company entered into a consulting agreement with St. Bernard Financial Services, Inc. In connection with the agreement, the Company paid the consultants $100,000 in cash and issued them 10,000 shares of common stock. On the date of issuance, the shares of common stock were valued at $152,000 based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

During the fiscal years ended May 31, 2013 and 2012, the Company issued an aggregate of 1,959,548 and 480,396 shares, respectively, of common stock and paid an aggregate of $0 and $287,532 in cash, respectively, to certain shareholders of Cross Border as consideration for the purchase of an aggregate of 9,490,342 and 2,701,261 shares, respectively, of Cross Border’s common stock. The aggregate value of the common stock issued during the fiscal years ended May 31, 2013 and 2012 was $18.6 million and $4.8 million, respectively. Management determined the fair value based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

During the fiscal year ended May 31, 2013, the Company entered into debenture purchase agreements with holders of Series 2009A Debentures (the “2009A Debentures”) and holders of Series 2009B Debentures (the “2009B Debentures”) of O&G Leasing, LLC (“O&G”) pursuant to which the holders agreed to sell an aggregate of $3.8 million and $2.4 million principal amount of 2009A Debentures and 2009B Debentures, respectively, plus any accrued and unpaid interest, in exchange for the issuance of an aggregate of 569,329 shares of the Company’s common stock. The 2009A Debentures and 2009B Debentures are recorded as debentures – held to maturity on the Company’s Consolidated Balance Sheet. On the date of issuance, the shares of common stock were valued at $4.8 million based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

On February 5, 2013, the Company accepted subscriptions in a private placement for the purchase of an aggregate of 705,882 shares of common stock at a purchase price of $8.50 per share, for net proceeds to the Company of $5.5 million. On the date of issuance, the shares of common stock were valued at $6.0 million based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

On February 28, 2013, the Company entered into letter agreements with two creditors of Pure Energy Group, Inc. (“Pure Energy”), the predecessor to Cross Border. Pursuant to a plan of reorganization for Pure Energy approved by the United States Bankruptcy Court, the creditors were entitled to receive an aggregate of $1.3 million in fees for their claims from the future net revenues of Cross Border. Pursuant to the letter agreements, Cross Border paid half of the fees in cash, and the Company issued an aggregate of 74,585 shares of common stock to the creditors for payment of the other half of the fees. On the date of issuance, the shares of common stock were valued at $626,517 based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

On May 3, 2013, the Company closed a private placement for 352,941 shares of common stock at a purchase price of $8.50 per share, raising net proceeds of $2.8 million, pursuant to subscription agreements with certain of the initial investors in the Company.  On May 3, 2013, the Company also issued (i) 25,000 shares of common stock to a broker as compensation for broker services provided in connection with a private placement of the Company’s common stock in February 2013; and (ii) an aggregate of 25,996 shares of common stock to certain consultants as compensation for consulting services provided to the Company. On the date of these issuances, the shares of common stock were valued at $3.4 million based on the closing price of the Company’s common stock on the OTCBB on the date of issuance.

During 2014, the Company entered into a Debenture Purchase Agreement with a holder of 2009A Debentures and 2009B Debentures for the purchase of an aggregate of $1.1 million principal amount of 2009A Debentures and 2009B Debentures, plus accrued and unpaid interest, in exchange for the issuance of 0.9 million shares of common stock of the Company.

In August 2013, the Company closed an offering of 642,857 shares of common stock, raising net cash proceeds of $3.6 million after issuance costs of $0.9 million.

13.   Income Taxes

Income tax expense differs from the statutory amounts as follows:

	Fiscal Year Ended			One Month Ended
(dollars in thousands)	June 30, 2014	May 31, 2013	May 31, 2012	June 30, 2013
Income taxes at U.S. statutory rate	$(3,044)	$(4,149)	$(4,227)	$(215)
Deferred state income tax expense	(184)	(268)	(318)	(4)
Change in tax status	(311)	—	530	—
Permanent differences	1,217	626	269	—
Change in valuation allowance	2,366	3,791	3,746	219
Total tax expense	$44	$—	$—	$—

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

(dollars in thousands)	June 30, 2014	May 31, 2013	June 30, 2013
Deferred tax assets and liabilities:
Net operating loss carryforwards	$19,879	$15,978	$16,254
Oil and natural gas properties	(9,367)	(9,706)	(11,830)
Derivatives	32	—	—
Bad debt	—	8	1,001
Capitalized transaction costs	528	472	480
Environmental liabilities	788	768	783
Equity in earnings from Cross Border	—	(13)	(13)
Conversion of preferred stock	—	—	—
Other	—	—	—
Gross deferred tax assets	11,860	7,507	6,675
Valuation allowance	(11,901)	(7,507)	(6,675)
Net deferred taxes	$(41)	$—	$—

At June 30, 2014, the Company had approximately $32.2 million of pre-tax net operating loss carryforwards (“NOLs”). These carryforwards begin to expire in 2030. Due to the change in control of Cross Border on January 28, 2013, the Company’s ability to utilize the NOLs of Cross Border will be subject to limitations under applicable tax laws.

The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Management monitors Company-specific, oil and natural gas industry and worldwide economic factors and assesses the likelihood that the Company’s NOLs and other deferred tax attributes in the United States, state, and local tax jurisdictions will be utilized prior to their expiration. The Company establishes a valuation allowance to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. At June 30, 2014, the Company had a valuation allowance of $11.9 million related to its deferred tax assets.

As of June 30, 2014, the Company had no unrecognized tax benefits. Black Rock Capital, LLC’s tax returns for the years ended December 31, 2011 – 2009 and stub period ended June 30, 2011, the Company’s tax returns for the fiscal years ended May 31, 2013 and 2012, stub period ended May 31, 2011, and the fiscal years ended January 31, 2011 and 2010, and Cross Border’s tax returns for the years ended December 31, 2013 – 2009, are open to examination by the major taxing jurisdictions to which the Company is subject.

14.   Commitments and Contingencies

Litigation

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

Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”) with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s board of directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border representing a fee and out-of-pocket expenses purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period. Cross Border disputed that any Transaction was consummated and that KeyBanc was entitled to any fees or out-of-pocket expenses. Cross Border filed a complaint seeking (i) a declaration that it was not liable to KeyBanc for any amounts in connection with the Engagement Letter, (ii) attorneys’ fees, and (iii) costs of suit. KeyBanc filed a counterclaim seeking (i) compensatory damages, (ii) interest, (iii) expenses and court costs, and (iv) reasonable and necessary attorneys’ fees. The matter was originally filed in the 44th Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. On August 26, 2014, Cross Border entered into a settlement agreement with KeyBanc, settling a lawsuit between the parties. In connection with the settlement, Cross Border agreed to pay KeyBanc $900,000 in three equal installments on or before August 28, 2014, October 31, 2014 and December 31, 2014, and the parties agreed to mutual releases of liability related to the Engagement Letter. The Company has accrued the settlement as of June 30, 2014.

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

As of June 30, 2014, the Company had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border has incurred $33,000 in costs and expects to incur the remaining expenditures during our fiscal 2015.

Leases

As of June 30, 2014, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $24,000 per month and have remaining lease terms ranging from 2 months to 27 months. The following is a schedule by year of future minimum rental payments required under these lease arrangements as of June 30, 2014:

(in thousands)
Fiscal Years Ending June 30,
2015	$218
2016	181
2017	45
2018	—
2019	—
Total	$444

Rent expense under the Company’s lease arrangements amounted to approximately $0.3 million, $0.3 million, $0.2 million, and $24,000 for the fiscal years ended June 30, 2014, May 31, 2013 and 2012, and the one month ended June 30, 2013, respectively.

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

On December 10, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Bamco. Mr. Barksdale was the receiver for the receivership estate of Bamco. Pursuant to the Asset Purchase Agreement, the Company agreed to acquire working interests and claims and causes of action in or relating to certain oil and gas exploration projects in Duval, Johnson and Zapata Counties in Texas (the “Bamco Properties”). On December 10, 2012, pursuant to the Asset Purchase Agreement, the Company issued 237,500 shares of common stock to the indenture trustee of certain debentures of Bamco, and executed a waiver and release of a claim against the receivership estate of Bamco for a $2.7 million note receivable that the Company deemed uncollectible in 2011.

The Company entered into an arrangement with R.K. Ford and Associates and Cabal Energy relating to the operations of the Good Chief State #1 and Big Brave State #1 wells, and a contract for drilling services with Western Drilling on the Company’s Madera 24-2H well. At the time, each of these entities were owned or partially owned by Randell K. Ford, a then-current director of the Company. Mr. Ford passed away in December 2013. During the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the one month ended June 30, 2013, the Company paid an aggregate of $2.9 million, $0.2 million, $5.0 million and $2,100, respectively, to these entities for engineering, drilling and completion services.

In addition, the Company was a party to a lease agreement with R.K. Ford and Associates, pursuant to which the Company leased office space in Midland, Texas. During the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the one month ended June 30, 2013, the Company paid $2,100, $25,200, $25,200 and $2,000, respectively, to R.K. Ford and Associates pursuant to the lease agreement. The lease agreement expired in July 2013.

The Company entered into a master service agreement with Integrity Well Services LLC (“Integrity”) pursuant to which Integrity provides well services to the Company. This entity is partially owned by Tommy Folsom, Executive Vice President and Director of Exploration and Production for RMR Operating, LLC, a subsidiary of the Company, and formerly the Executive Vice President and Director of Exploration and Production for the Company. During fiscal year ended June 30, 2014, the Company paid approximately $313,000 to Integrity pursuant to the master service agreement.

Enerstar Resources O&G, LLC (“Enerstar”), a company owned by Mr. Folsom, owns an overriding royalty interest in the Company’s Madera Prospect. During the fiscal years ended June 30, 2014, May 31, 2013 and May 31, 2012, the Company paid royalties of approximately $15,000, $8,700, and $6,800 respectively, to Enerstar.

16.   Subsequent Events

Litigation settlement

On August 26, 2014, Cross Border entered into a settlement agreement with KeyBanc, settling a lawsuit between the parties. In connection with the settlement, Cross Border agreed to pay KeyBanc $900,000 in three equal installments on or before August 28, 2014, October 31, 2014 and December 31, 2014, and the parties agreed to mutual releases of liability related to the Engagement Letter. The Company has accrued the settlement as of June 30, 2014.

17.   Supplemental Information Relating to Oil And Natural Gas Producing Activities (Unaudited)

Costs incurred in oil and natural gas property acquisition, exploration and development

Set forth below is certain information regarding the costs incurred for oil and natural gas property acquisition, development and exploration activities:

	Fiscal Year Ended			One Month Ended
(in thousands)	June 30, 2014	May 31, 2013	May 31, 2012	June 30, 2013
Property acquisition costs:
Unproved properties	$—	$17,132	$2,786	$—
Proved properties	—	32,395	1,045	—
Exploration costs	1,193	849	265	30
Development costs (1)	17,101	7,134	15,929	731
Total costs incurred	$18,294	$57,510	$20,025	$761

(1)	For the fiscal years ended June 30, 2014, May 31, 2013 and 2012 and the one month ended June 30, 2013, development costs included $0.5 million, $0.3 million, $0.6 million and $20,000, respectively, in non-cash asset retirement obligations.

Results of operations for oil and natural gas producing activities

Set forth below is certain information regarding the results of operations for oil and natural gas producing activities:

	Fiscal Year Ended			One Month Ended
(in thousands)	June 30, 2014	May 31, 2013	May 31, 2012	June 30, 2013
Revenues	$22,498	$8,982	$6,325	$1,716
Production costs	(5,340)	(2,305)	(1,346)	(128)
Exploration expense	(1,193)	(438)	(265)	(30)
Impairment	(487)	(411)	(1,051)	—
Depletion	(9,020)	(4,515)	(4,039)	(665)
Income tax expense	—	—	—	—
Results of operations	$6,458	$1,313	$(376)	$893

Proved reserves

Cawley, Gillespie & Associates, Inc., independent petroleum engineers, estimated 100% of the Company’s proved reserve information as of July 1, 2014.  The estimate of proved reserves and related valuations were prepared in accordance with the provisions of ASC 932, Extractive Activities.

Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. All of the Company’s estimated oil and natural gas reserves are attributable to properties within the United States. As the Company’s natural gas liquids are not a significant component of their reserves they have been combined with the oil reserves below. A summary of the Company’s changes in quantities of proved oil and natural gas reserves for the fiscal years ended June 30, 2014 (including the one month ended June 30, 2013), May 31, 2013 and 2012:

	Oil (MBbls)	Natural Gas (MMcf)	Total (MBoe)
May 31, 2011	844	10,450	2,586
Acquisitions	287	307	338
Revisions in previous estimates	(95)	(3,423)	(666)
Production	(36)	(843)	(176)
May 31, 2012	1,000	6,491	2,082
Acquisitions	1,550	5,723	2,504
Reserves sold	(27)	(180)	(57)
Revisions in previous estimates	(120)	(4,028)	(791)
Production	(83)	(646)	(191)
May 31, 2013	2,320	7,360	3,547
Extensions and discoveries	711	1,398	944
Revisions in previous estimates	163	(823)	26
Production	(233)	(987)	(398)
June 30, 2014	2,961	6,948	4,119

Proved Developed Reserves
May 31, 2012	158	4,365	886
May 31, 2013	1,016	5,320	1,902
June 30, 2014	1,314	4,688	2,095
Proved Undeveloped Reserves
May 31, 2012	842	2,126	1,196
May 31, 2013	1,304	2,041	1,644
June 30, 2014	1,648	2,261	2,025

At June 30, 2014, the Company’s estimated proved reserves were 4.1 MMBoe, an increase of 16% compared to 3.5 MMBoe at May 31, 2013.  During fiscal 2014, the Company added estimated proved reserves of 0.9 MMBoe through extensions and discoveries, which were offset by production of 0.4 MMBoe and minimal upward revisions in previous estimates.

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

Standardized measure of discounted future net cash flows relating to proved reserves

Future cash inflows were computed by applying the average of the closing price on the first day of each month for the 12-month period prior to June 30, 2014 to estimated future production. For oil and natural gas liquid volumes, the average NYMEX spot price is $100.27 per Bbl. For natural gas volumes, the average Henry Hub spot price is $4.10 per MMBtu. Prices are adjusted for basis differentials, hydrocarbon quality, and transportation, processing, and gathering fees resulting in an oil price of $92.83 per barrel, natural gas liquids price of $31.36 per barrel, and natural gas price of $5.06 per Mcf. The adjusted oil, natural gas liquids and natural gas prices are held constant throughout the lives of the properties. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were as follows:

	Fiscal Year Ended May 31,
(in thousands)	June 30, 2014	May 31, 2013	May 31, 2012
Future cash inflows	$294,350	$229,688	$117,238
Future production costs	(76,574)	(58,869)	(27,017)
Future development costs	(42,357)	(37,279)	(27,457)
Future income tax expense	(23,306)	(23,027)	(19,578)
Future net cash flows	152,113	110,513	43,186
10% annual discount for estimated timing of cash flows	(73,113)	(53,377)	(28,485)
Standardized measure of discounted future net cash flows	$79,000	$57,136	$14,701

Changes in standardized measure of discounted future net cash flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

	Fiscal Year Ended
(in thousands)	June 30, 2014	May 31, 2013	May 31, 2012
Balance, beginning of period	$57,136	$14,701	$35,311
Net change in sales and transfer prices and in production (lifting) costs related to future production	8,407	7,183	(1,004)
Changes in estimated future development costs	18,870	16,461	(20,727)
Sales and transfers of oil and natural gas produced during the period	(17,879)	(6,574)	(4,979)
Sale of reserves	—	(1,087)	—
Net change due to extensions and discoveries	21,859	—	—
Net change due to purchase of minerals in place	—	47,739	4,352
Net change due to revisions in quantity estimates	601	(15,082)	(8,553)
Previously estimated development costs incurred during the period	(16,755)	(7,120)	—
Accretion of discount	6,763	2,677	5,389
Other	106	(3,340)	2,339
Net change in income taxes	108	1,578	2,573
Balance, end of period	$79,000	$57,136	$14,701

18.    Quarterly Financial Data (unaudited)

The following are summarized quarterly financial data for the fiscal years ended June 30, 2014 and May 31, 2013:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	(in thousands, except per share data)
For the fiscal year ended June 30, 2014:
Oil and natural gas sales	$5,774	$4,467	$5,270	$6,987
Income (loss) from operations	182	(1,322)	(824)	(799)
Net loss before income taxes	(1,129)	(2,108)	(1,790)	(3,924)
Net loss attributable to Red Mountain Resources, Inc.	(1,275)	(2,205)	(1,984)	(4,044)
Basic and diluted net loss per common share	$(0.09)	$(0.16)	$(0.15)	$(0.39)
For the fiscal year ended May 31, 2013(1):
Oil and natural gas sales	$1,346	$1,108	$2,463	$4,065
Loss from operations	(3,221)	(1,209)	(1,400)	(933)
Net loss	(3,709)	(3,238)	(3,048)	(1,525)
Net loss attributable to Red Mountain Resources, Inc.	(3,709)	(3,238)	(3,392)	(1,863)
Basic and diluted net loss per common share	$(0.42)	$(0.36)	$(0.33)	$(0.12)

(1)	Financial information for the three months ended September 30, 2012, December 31, 2012 and March 31, 2013 (collectively, the “Calendar Quarters”) has not been included for the following reasons: (i) the three months ended August 31, 2012, November 30, 2012 and February 28, 2013 (collectively, the “Fiscal Quarters”) provide a meaningful comparison for the three months ended September 30, 2013, December 31, 2013 and March 31, 2014; (ii) there are no significant factors, seasonal or other, that would impact the comparability of information if the results for Calendar Quarters were presented in lieu of results for the Fiscal Quarters; and (iii) it was not practicable or cost justified to prepare this information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED MOUNTAIN RESOURCES, INC.

Dated: September 30, 2014	By:	/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan W. Barksdale	President, Chief Executive Officer	September 30, 2014
Alan W. Barksdale	and Director (Principal Executive Officer)

/s/ Hilda D. Kouvelis	Chief Accounting Officer	September 30, 2014
Hilda D. Kouvelis	(Principal Financial and Accounting Officer)

/s/ David M. Heikkinen	Director	September 30, 2014
David M. Heikkinen

/s/ Richard Y. Roberts	Director	September 30, 2014
Richard Y. Roberts

/s/ Paul N. Vassilakos	Director	September 30, 2014
Paul N. Vassilakos

/s/ Frank Yates, Jr.	Director	September 30, 2014
Frank Yates, Jr.

73

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
2.1	Plan of Reorganization and Share Exchange Agreement, dated March 22, 2011, by and between Black Rock Capital, LLC and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 31, 2011).
2.2	Amendment to Plan of Reorganization and Share Exchange Agreement, dated June 17, 2011, by and among Red Mountain Resources Inc., Black Rock Capital, LLC and Black Rock Capital Shareholders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on June 23, 2011).
2.3	Amendment to Plan of Reorganization and Share Exchange Agreement, dated June 20, 2011, by and among Red Mountain Resources Inc., Black Rock Capital, LLC and Black Rock Capital Shareholders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on June 23, 2011).
2.4	Asset Purchase Agreement, dated July 19, 2012, by and among Hunter Drilling, LLC, First Security Bank, as Trustee for the Holders of the Senior Series 2009A Debentures and the Series 2009B Debentures, Red Mountain Resources, Inc., O&G Leasing, LLC and Performance Drilling Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 25, 2012).
3.1	Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).
3.2	Certificate of Correction to the Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2014).
3.3	Bylaws of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).
4.1	Form of Common Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).
4.2	Form of 10.0% Series A Cumulative Redeemable Preferred Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).
4.3	Form of Warrant Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).
4.4	Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).
4.5	Amendment No. 1 to Warrant Agreement, effective as of January 31, 2014, between Broadridge Corporate Issuer Solutions, Inc. and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).
10.1	Cross Border Resources, Inc. Common Stock Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).
10.2†	Employment Agreement, effective June 17, 2011, by and between Red Mountain Resources, Inc. and Alan W. Barksdale (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on June 28, 2011).
10.3†	Employment Agreement, dated February 7, 2012, by and between Red Mountain Resources, Inc. and Hilda D. Kouvelis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 8, 2012).
10.4†	Form of Indemnification Agreement between Red Mountain Resources, Inc. and its officers and directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).
10.5†	Amendment to Employment Agreement, dated July 27, 2012, by and between Red Mountain Resources, Inc. and Hilda Kouvelis (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).
10.6†	Red Mountain Resources, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2012).

74

10.7	Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2013).
10.8	Inter-Borrower Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 11, 2013).
10.9	Amendment and Waiver, dated May 2, 2013, among Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank to that certain Senior First Lien Secured Credit Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on September 13, 2013).
10.10	Amendment and Consent, dated July 19, 2013, to that certain Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2013).
10.11	Amendment and Waiver, effective as of September 12, 2013, by and among Independent Bank, as lender, and the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2013).
10.12†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2013).
10.13†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2013).
21.1*	Subsidiaries of the Company.
23.1*	Consent of Hein & Associates LLP.
23.2*	Consent of Cawley, Gillespie & Associates, Inc.
31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Cawley, Gillespie & Associates, Inc., dated as of August 20, 2014.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

† Indicates a compensation contract or arrangement with management.

75