Form 10-Q
period 2014-12-31
RED MOUNTAIN RESOURCES, INC.
filed 2015-11-13
CIK 1483496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 000-54444

RED MOUNTAIN RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Texas	27-1739487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14282 Gillis Road Farmers Branch, TX	75244
(Address of principal executive offices)	(Zip Code)

(214) 871-0400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant is required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 1, 2015, the registrant had 14,857,488 shares of common stock outstanding.

 i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,431	$1,682
Accounts receivable – oil and natural gas sales	2,787	3,186
Accounts receivable – joint interest	1,377	1,645
Debt issuance costs	—	—
Prepaid expenses and other current assets	578	527
Commodities derivative asset – current	303	37
Deferred tax asset – current	—	368
Assets held for sale	25,000	—
Total current assets	31,476	7,445
Long-Term Investments:
Debentures – held to maturity	1,018	4,820
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	48,961	82,362
Unproved properties	10,506	19,109
Other property and equipment	1,213	1,196
Less accumulated depreciation, depletion and impairment	(29,196)	(19,497)
Oil and natural gas properties, net	31,484	83,170
Other Assets:
Commodities derivative asset, net of current portion	—	—
Restricted cash, long-term	474	493
Debt issuance costs	861	1,101
Security deposit and other assets	380	197
Total Assets	$65,693	$97,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,799	$3,536
Revenues payable	1,014	1,673
Preferred dividend payable	21	179
Accrued expenses	2,298	2,035
Commodities derivative liability	—	121
Line of credit – current	27,800	—
Asset retirement obligation – current	2,901	214
Environmental remediation liability – current	2,057	2,067
Total current liabilities	44,890	9,825
Long-Term Liabilities:
Line of credit, net of current portion	—	26,800
Mandatorily redeemable preferred stock, net of discount of $1,367 and $1,561 respectively	4,995	4,801
Stock issuance liability	50	—
Deferred tax liability – long-term	—	409
Asset retirement obligation, net of current portion	2,900	5,531
Total long-term liabilities	7,945	37,541
Total Liabilities	52,835	47,366
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.00001 par value; 50,000 shares authorized; 14,857 shares issued and 14,857 shares outstanding as of December 31, 2014 and June 30, 2014	1	1
Noncontrolling interest	3,486	6,076
Additional paid-in capital	78,105	78,105
Accumulated deficit	(68,734)	(34,322)
Total stockholders’ equity	12,858	49,860
Total Liabilities and Stockholders’ Equity	$65,693	$97,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended,		Six Months Ended,
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Revenue:
Oil and natural gas sales	$3,390	$4,467	$8,661	$10,241
Operating Expenses:
Exploration expense	478	327	1,261	428
Production taxes	236	573	655	1,178
Lease operating expenses	1,089	707	2,245	1,455
Natural gas transportation and marketing expenses	39	37	137	74
Depreciation, depletion, amortization and impairment	30,602	2,162	33,011	4,252
Accretion of discount on asset retirement obligation	34	68	68	135
General and administrative expense	1,410	1,915	4,109	3,859
Total operating expenses	33,888	5,789	41,486	11,381
Income (Loss) from Operations	(30,498)	(1,322)	(32,825)	(1,140)
Other Income (Expense):
Change in fair value of derivative liability	697	—	965	—
Interest expense	(690)	(887)	(1,355)	(1,815)
Unrealized loss on debentures	(3,787)	—	(3,787)	—
Unrealized gain (loss) on commodity derivatives	—	64	—	(231)
Realized gain (loss) on commodity derivatives	—	37	—	(51)
Total Other Expense	(3,780)	(786)	(4,177)	(2,097)
Loss Before Income Taxes	(34,278)	(2,108)	(37,002)	(3,237)
Income tax provision	—	—	—	—
Net loss	(34,278)	(2,108)	(37,002)	(3,237)
Net income (loss) attributable to non-controlling interest	(2,759)	97	(2,591)	243
Net loss attributable to Red Mountain Resources, Inc.	$(31,519)	$(2,205)	$(34,411)	$(3,480)
Basic and diluted net loss per common share	$(2.12)	$(0.16)	$(2.32)	$(0.26)
Basic and diluted weighted average common shares outstanding	14,857	13,372	14,857	13,147

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended,
	December 31, 2014	December 31, 2013
Cash Flow From Operating Activities:
Net loss	$(37,002)	$(3,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion, amortization and impairment	33,011	4,252
Debentures return of capital	15	—
Amortization of debt issuance costs	434	894
Accretion of discount on asset retirement obligation	68	135
Dividend accrued for mandatorily redeemable preferred stock	(158)	249
Change in deferred tax asset	91	—
Change in deferred tax liability	(79)	—
Unrealized gain on derivative liability	(337)	318
Loss on debentures	3,787	—
Change in working capital:
Accounts receivable - oil and natural gas sales	399	2,301
Accounts receivable - other	523	664
Prepaid expenses and other assets	(233)	434
Accounts payable	(926)	(2,674)
Restricted cash	19	(13)
Accrued expenses	372	1,629
Net cash provided by (used in) operating activities	(69)	4,952
Cash Flow From Investing Activities:
Net additions to oil and natural gas properties	(1,050)	(7,076)
Additions to other property and equipment	(96)	(139)
Settlement of asset retirement obligations	(36)	—
Net cash used in investing activities	(1,182)	(7,215)
Cash Flow From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,605
Proceeds from issuance of preferred stock, net of issuance costs	—	7,068
Exercise of warrants	—	—
Net borrowings under line of credit	1,000	—
Proceeds from notes payable	—	—
Payments on line of credit	—	(5,000)
Payments on notes payable	—	(2,000)
Net cash provided by financing activities	1,000	3,673
Net change in cash and equivalents	251	1,410
Cash at beginning of period	1,682	456
Cash at end of period	$1,431	$1,866
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$1,220
Non-Cash Transactions
Change in asset retirement obligation estimate	$—	$57
Issuance of shares for debentures	$—	$541
Issuance of warrants with preferred stock	$—	$2,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total

	Common Stock
	Shares	Amount

Balance at June 30, 2014	14,857	$1.487	$78,105	$(34,322)	$6,076	$49,860
Net loss	—	—	—	(34,412)	(2,590)	(37,002)
Balance at December 31, 2014	14,857	$1.487	$78,105	$(68,734)	$3,486	$12,858

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

The Company is a Dallas-based company with oil and natural gas properties in the Permian Basin of West Texas and Southeast New Mexico, the onshore Gulf Coast of Texas and Kansas.

2. Going Concern

These consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. These principles assume that the Company will be able to realize its assets and discharge its obligations in the normal course of operations for the foreseeable future.

The Company incurred a net loss of $34.4 million during the six months ended December 31, 2014. At December 31, 2014, the outstanding principal amount of the Company’s debt was $32.8 million, net of an aggregate discount of $1.4 million, and the Company had a working capital deficit of $13.4 million. Of the outstanding debt, $27.8 million is outstanding under the Company’s Credit Facility (as defined below). Of the $13.4 million working capital deficit at December 31, 2014, $27.8 million relates to the reclassification of the full amount of the outstanding borrowings under the Company’s Credit Facility from a long-term liability to a short-term liability on its Consolidated Balance Sheets as of December 31, 2014. The Company is currently in default under the Credit Facility, and the lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the borrowers. The Company is in discussions with the lender regarding either a waiver of the non-compliance or an amendment to the credit agreement to cure the non-compliance. While the Company anticipates obtaining a waiver from the lender, it cannot provide any assurance that these negotiations will be successful. The Company is exploring available financing options, including the sale of debt or equity. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of recurring losses from operations and a working capital deficiency, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

3.  Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Red Mountain Resources, Inc. and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at December 31, 2014 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

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

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $2.5 million, plus accrued interest in arrears, as of each of December 31, 2014 and 2013, respectively.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest.  As of December 31, 2014 and June 30, 2014, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired, and the Company will record a provision for impairment to write the debenture down to its estimated fair value. The Company recorded impairment on the debentures of approximately $3.8 million during the six months ended December 31, 2014 while the Company did not record any impairment expense on the debentures during the six months ended December 31, 2013.

The Company’s investments in non-performing debentures are classified as held to maturity because the Company has the intent and ability to hold them until maturity.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity (“ASU 2014-08”). ASU 2014-08 revises the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results, removing the lack of continuing involvement criteria and requiring discontinued operations reporting for the disposal of an equity method investment that meets the definition of discontinued operations. The update also requires expanded disclosures for discontinued operations, including disclosure of pretax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. The update is effective prospectively to all periods beginning after December 15, 2014. Currently, the Company does not expect the adoption of ASU 2014-08 to have a material impact on our financial statements or results of operations.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC Topic 718, Compensation - Stock Compensation, which seeks to resolve the diversity in practice that exists when accounting for share-based payments. The amended guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition.

The Company will be required to adopt the amended guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the consolidated financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of this amended guidance to impact financial results.

Effective January 1, 2016, the Company will be required to adopt the amended guidance of ASC 810, which seeks to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amended guidance changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The changes include, among others, modification of the evaluation whether limited partnerships and similar legal entities are variable interest entities or voting interest entities and elimination of the presumption that a general partner should consolidate a limited partnership. The Company will be required to adopt ASC 810 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. The Company has not yet completed its assessment of the impact of the amended guidance on its financial statements but does not expect the adoption of this amended guidance to have a significant impact on financial results.

Effective January 1, 2017, the Company will be required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASC 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires the Company to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the Company satisfies a performance obligation. The Company will be required to adopt ASC 606 either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application. If the Company elects the modified retrospective approach, it will be required to provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The Company has not yet completed its assessment of the impact of the new guidance on its consolidated financial statements. On April 29, 2015, the FASB issued a proposed ASU to defer the effective date of ASC 606 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. If the FASB proceeds with the deferral of the effective date as proposed, this will mean the Company will be required to adopt the new guidance of ASC 606 effective January 1, 2018.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), an amendment to ASC Topic 205, Presentation of Financial Statements. This update provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements or results of operations. If events occur in future periods that could affect our ability to continue as a going concern, we will provide the disclosures required by ASU 2014-15.

The Company has reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operations, financial position and cash flows. Based on that review, we believe that none of these recent pronouncements will have a significant effect on our current or future earnings or operations.

4.  Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	December 31, 2014	June 30, 2014
Oil and natural gas properties:
Proved	$48,961	$82,362
Unproved	10,506	19,109
Total oil and natural gas properties	59,467	101,471
Less accumulated depletion and impairment	(28,748)	(19,138)
Net oil and natural gas properties capitalized costs	$30,719	$82,333

During the three and six months ended December 31, 2014 and December 31, 2013, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the three and six months ended December 31, 2014 and December 31, 2013.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company recorded a $29.0 million impairment on its proved properties during the three and six months ended December 31, 2014, while no such impairment was recorded during the three and six months ended December 31, 2013.

Assets are classified as held for sale when the Company commits to a plan to sell the assets and there is reasonable certainty that the sale will take place within one year. Upon classification as held for sale, long-lived assets are no longer depreciated or depleted, and a measurement for impairment is performed to identify and expense any excess of carrying value over fair value less estimated costs to sell.

The accompanying balance sheets present $25 million of assets held for sale, net of accumulated depreciation, depletion, and amortization expense, which consists of our oil and gas properties sold on April 21, 2015.

Other Property and Equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	December 31, 2014	June 30, 2014
Other property and equipment	$1,213	$1,196
Less accumulated depreciation and amortization	(448)	(359)
Net property and equipment	$765	$837

5.  Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations (“AROs”) for the six months ended December 31, 2014 and the fiscal year ended June 30, 2014:

(in thousands)	Six Months Ended December 31, 2014	Fiscal Year Ended June 30, 2014
Asset retirement obligations at beginning of period	$5,745	$5,020
Liabilities incurred	24	75
Liabilities settled	(36)	(2)
Acquisitions	—	—
Accretion expense	68	267
Revisions in estimated liabilities	—	385
Asset retirement obligations at end of period	5,801	5,745
Less: current portion	2,901	214
Long-term portion	$2,900	$5,531

During the fiscal year ended June 30, 2014, the Company recorded upward revisions to previous estimates for its ARO primarily due to changes in the estimated future cash outlays. There were no revisions to ARO during the six months ended December 31, 2014.

6.   Derivatives

At December 31, 2014, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
January 1, 2014―January 31, 2015	Put	6,000 Bbls/month	$95.00/Bbl

The following table summarizes the fair value of the Company’s open commodity derivatives as of December 31, 2014 and June 30, 2014:

	Balance Sheet Location	Fair Value
		December 31,	June 30,
(in thousands)		2014	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Commodities derivative asset	$303	$37
Commodity derivatives	Commodities derivative liability	$—	$(121)

The following tables summarize the change in the fair value of the Company’s commodity derivatives:

	Income Statement Location	Three Months Ended,
		December 31,	December 31,
(in thousands)		2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Gain (loss) on commodity derivatives	$697	$37
	Unrealized gain on commodity derivatives	$—	$64
		$697	$101

	Income Statement Location	Six Months Ended,
		December 31,	December 31,
(in thousands)		2014	2013
Derivatives not designated as hedging instruments
Commodity derivatives	Realized loss on commodity derivatives	$965	$(51)
	Unrealized gain on commodity derivatives	—	(231)
		$965	$(282)

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

7.  Fair Value Measurements

Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

•	Level 1 - quoted prices for identical assets or liabilities in active markets.

•	Level 2 - quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates) and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2014 and June 30, 2014:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014
Assets:
Commodity derivatives	$—	$303	$—	$303
Oil and gas properties impairment (nonrecurring)	—	—	(29,054)	(29,054)
Total	$—	$303	$(29,054)	$(28,751)

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,801)	$(5,801)
Environmental remediation liability	—	—	(2,057)	(2,057)
Total	$—	$—	$(7,858)	$(7,858)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
Assets:
Commodity derivatives	$—	$37	$—	$37
Oil and gas properties impairment (nonrecurring)	—	—	(487)	(487)
Total	$—	$37	$(487)	$(450)

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,745)	$(5,745)
Commodity derivative	—	(121)	—	(121)
Environmental remediation liability	—	—	(2,067)	(2,067)
Total	$—	$(121)	$(7,812)	$(7,933)

 8.  Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	December 31, 2014	June 30 2014
Credit Facility	$27,800	$26,800
Mandatorily redeemable preferred stock, net of discount of $1,367 and $1,561, respectively	4,995	4,801
Total debt	32,795	31,601
Less: short-term portion	27,800	—
Long-term debt	$4,995	$31,601

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with Cross Border, Black Rock Capital, Inc., and RMR Operating, LLC (collectively with the Company, the “Borrowers”) and Independent Bank, as Lender (the “Lender”). The Credit Agreement provides for a revolving credit facility (as amended, the “Credit Facility”) with a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of December 31, 2014, the borrowing base was $30.0 million.

A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0% at December 31, 2014). Interest is payable monthly in arrears on the last day of each calendar month. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

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

The Credit Agreement contains negative covenants that may limit the Borrowers’ ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends. The Credit Agreement permits the payment of cash dividends on the Company’s 10.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) so long as the Company is not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause the Company to be in default under the Credit Agreement.

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

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hydrocarbon hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers, derived from the most recent third party engineering report received by Lender covering a period of not less than eighteen (18) consecutive months.

As of December 31, 2014, the Borrowers had collectively borrowed $27.8 million and had no availability under the Credit Facility. The Company was not in compliance with all of the financial covenants and the hedge agreement covenant under the Credit Facility described above at December 31, 2014, which constitutes an event of default under the Credit Facility, and the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the Borrowers. As a result, the Company has (i) recorded the full amount of its outstanding borrowings under the Credit Facility as a current liability on its Consolidated Balance Sheet as of December 31, 2014 and (ii) included a “going concern” note in its consolidated financial staetments.

Mandatorily Redeemable Preferred Stock

The Company’s Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of the Company’s common stock.  The Company classifies the Series A Preferred Stock as a long-term liability, and the Company records dividends paid or accrued as interest expense in the Company’s Condensed Consolidated Statement of Operations. Because the Company is in default under the Credit Facility, as described above, we cannot pay dividends on the Series A Preferred Stock.

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

 The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $11.9 million at the time of issuance. The difference between the $11.9 million redeemable value and the $10.8 million of gross proceeds and canceled debt is treated as a discount and will be accreted over the life of the Series A Preferred Stock. As of December 31, 2014, the Company had 254,463 shares of Series A Preferred Stock outstanding.

For the three and six months ended December 31, 2014, the Company recognized total interest expense of $0.3 million and $0.6 million, respectively, related to the Series A Preferred Stock, which includes accretion of discount and amortization of issuance costs of $0.1 million and $0.2 million for the three and six months ended December 31, 2014, respectively.

Schedule of Future Debt Payments

The following is a schedule by fiscal year of future principal payments required under the Company’s outstanding debt as of December 31, 2014:

(in thousands)
Fiscal Years Ending June 30,
2015	$—
2016	27,800
2017	—
2018	—
2019	6,362
Total	34,162
Discount	(1,367)
Total, net value	$32,795

9.  Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended,		Six Months Ended,
(dollars in thousands, except per share amounts)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net loss (numerator):
Net loss – basic	$(31,519)	$(2,205)	$(34,411)	$(3,480)
Weighted average shares (denominator):
Weighted average shares – basic	14,857	13,372	14,857	13,147
Dilution effect of share-based compensation, treasury method(1)	—	—	—	—
Weighted average shares – diluted	14,857	13,372	14,857	13,147
Loss per share:
Basic	$(2.12)	$(0.16)	$(2.32)	$(0.26)
Diluted	$(2.12)	$(0.16)	$(2.32)	$(0.26)

(1)	Approximately 1,349,051 and 1,653,559 shares of common stock underlying warrants to purchase shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the periods ended December 31, 2014 and 2013, respectively.

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

 As of December 31, 2014, the Company had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border has incurred approximately $43,000 in costs and expects to incur the remaining expenditures during the Company’s fiscal year ending June 30, 2016.

Leases

As of December 31, 2014, the Company rented various office spaces in Dallas, Texas; Midland, Texas; and Lafayette, Louisiana under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $24,000 per month and have remaining lease terms of 21 months. The following is a schedule by year of future minimum rental payments required under these lease arrangements as of December 31, 2014:

(in thousands)
Fiscal Years Ending June 30,
2015	$152
2016	181
2017	45
2018	—
Total	$378

Rent expense under the Company’s lease arrangements amounted to approximately $60,000 and $64,000 for the three months ended December 31, 2014 and December 31, 2013, respectively.  Rent expense under the Company’s lease arrangements amounted to approximately $125,184 and $133,000 for the six months ended December 31, 2014 and December 31, 2013, respectively.

11.  Related Party Transactions

Enerstar Resources O&G, LLC (“Enerstar”), a company owned by Tommy Folsom, the former Executive Vice President and Director of Exploration and Production for RMR Operating, LLC, a subsidiary of the Company, and formerly the Executive Vice President and Director of Exploration and Production for the Company, owns an overriding royalty interest in the Company’s Madera Prospect. During each of the three and six months ended December 31, 2014 the Company paid royalties of approximately $4,400 to Enerstar.

12.  Subsequent Events

Hedge Agreements

On January 21, 2015, the Company entered into the following commodity derivative contracts:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
May 1, 2015—December 31, 2015	Put	5,500-7,000 Bbls/month	$50.00/Bbl
January 1, 2016—June 30, 2016	Put	5,000-5,500 Bbls/month	$58.00/Bbl

Third Amendment to Credit Agreement

On March 11, 2015, the Borrowers entered into an amendment and waiver (the “Third Amendment”) to the Credit Agreement with the Lender. Each of Cross Border, Black Rock and RMR Operating are subsidiaries of the Company. Pursuant to the Third Amendment, (i) Lender waived any default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended September 30, 2014; and (ii) the borrowing base was decreased from $30 million to $27.8 million,effective as of March 1, 2015, and the commitment amount was decreased to $27.8 million, subject to monthly commitment reductions of $350,000 beginning March 1, 2015.

Purchase and Sale Agreement

On April 21, 2015, RMR Operating, Black Rock, RMR KS Holdings, LLC (“RMR KS”) and Cross Border (together with RMR Operating, Black Rock and RMR KS, the “Operating Subsidiaries”) entered into a purchase and sale agreement (the “PSA”) with Black Shale Minerals, LLC (“Buyer”). Each of the Operating Subsidiaries is a subsidiary of the Company.

Pursuant to the PSA, the Company, through the Operating Subsidiaries, sold, assigned, transferred and conveyed to Buyer, effective as of April 1, 2015, fifty percent (50%) of its right, title, and interest in and to certain oil and natural gas assets and properties (the “Assets”), including its oil and natural gas leasehold interests, wells, contracts, and oil and natural gas produced after April 1, 2015. The aggregate purchase price for the Assets under the PSA was $25.0 million, subject to certain adjustments, including post-closing adjustments for any title or environmental benefits or title or environmental defects resulting from Buyer’s title and environmental reviews.

The PSA contains customary representations, warranties and covenants. Pursuant to the PSA, the Company and Buyer have agreed to indemnify each other, their respective affiliates and their respective employees, officers, directors, managers, shareholders, members, partners, or representatives from and against all losses that such indemnified parties incur arising from any breach of representations, warranties or covenants in the PSA and certain other matters.

Fourth Amendment to the Credit Agreement

In conjunction with the PSA, on April 21, 2015, the Borrowers entered into an amendment (the “Fourth Amendment”) to the Credit Agreement with the Lender. Pursuant to the Fourth Amendment, the borrowing base was decreased from $27.8 million to $12.4 million, effective as of April 21, 2015, and the commitment amount was decreased to $12.4 million. In addition, the monthly commitment reduction amount was set to $0 as of April 1, 2015.

Fifth Amendment to the Credit Agreement

Effective June 30, 2015, the Borrowers entered into an amendment and waiver (the “Fifth Amendment”) to the Credit Agreement with the Lender. Pursuant to the Fifth Amendment, the borrowing base was set at $12.4 million, and the initial monthly commitment reduction was set at $125,000 beginning on July 1, 2015. In addition, the Lender waived any default, event of default or right to exercise any remedy as a result of the failure by the Borrowers to be in compliance with (i) the requirements of Section 6.18 of the Credit Agreement with respect to the permitted ratio of consolidated current assets to consolidated current liabilities of Borrowers for the fiscal quarter ended December 31, 2014; and (ii) the requirements of Section 6.21 of the Credit Agreement with respect to the trade payables or other accounts payable of Borrowers that may be past due for more than 90 days for the fiscal quarter ended December 31, 2014 and the fiscal quarter ended March 31, 2015.

Lease and Lease Amendment

On July 31, 2015, the Company entered into an amendment and consent to assignment of lease pursuant to which the Company assigned its lease for its office space in Dallas, Texas, to a new tenant, effective as of November 1, 2015. The Company and the new tenant will be jointly and severally liable under the lease through October 1, 2016. In addition, the Company entered into a lease agreement for approximately 4100 square feet of new office space, for approximately $2700 per month and a term of three years beginning on September 1, 2015.

Unwinding of Hedge Agreements

On August 19, 2015, the Company unwound a portion of its commodity derivative positions for net proceeds of $18,600.

Deregistration

On November 13, 2015, the Company’s Board of Directors voted to voluntarily deregister the Company’s common stock, Series A Preferred Stock and warrants under the Exchange Act and become a non-reporting company. In connection therewith, the Board of Directors approved the filing with the SEC of a Form 15 to voluntarily deregister the Company’s securities under Section 12(g) of the Exchange Act and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company expects to file the Form 15 on or about November 13, 2015. The Company expects that its obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately upon the filing of the Form 15 with the SEC, and its proxy statement, Section 16 and other Section 12(g) reporting responsibilities will terminate effective 90 days after the filing of the Form 15. The Company is eligible to deregister under the Exchange Act because its common stock, Series A Preferred Stock and warrants are each held by fewer than 300 shareholders of record.

Arbitration Claim

On August 27, 2015, the Company received a demand for arbitration with the Dallas, Texas office of the American Arbitration Association (“AAA”) that was filed by a former RMR employee, Tommy Folsom. The arbitration demand asserts claims for breach of contract and defamation and identifies the total claim amount as $100,000 and further seeks unspecified attorney’s fees, interest, arbitration costs, and punitive/exemplary damages. The Company disputes the allegations in the arbitration proceedings made by Mr. Folsom. The parties are engaged in settlement negotiations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, all references to the “Company,” “we,” “our” and “us” refer to (i) Red Mountain Resources, Inc., a Texas corporation (“Red Mountain”), (ii) Red Mountain’s wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”). As of December 31, 2014, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border’s common stock not owned by us.

Overview

We are a Dallas-based company with oil and natural gas properties in the Permian Basin of West Texas and Southeast New Mexico, the onshore Gulf Coast of Texas and Kansas.

In light of the Company's limited activities, the Company has determined that it is advisable to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company anticipates filing a Form 15 with the Securities and Exchange Commission ("SEC") to effect the deregistration on or about November 13, 2015. After careful consideration, the Board of Directors decided to deregister based on its belief that the savings the Company will achieve as a result of deregistration, particularly on costs related to the preparation and filing of SEC reports and compliance with Sarbanes-Oxley obligations, will benefit shareholders, and such benefits will outweigh any advantages of continuing as an SEC reporting company. Upon the filing of the Form 15, the Company's obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will be suspended.

In light of the Company’s limited activities, the Company has determined that it is advisable to terminate the registration of its securities under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company anticipates filing a Form 15 with the Securities and Exchange Commission (“SEC”) to effect the deregistration on or about November 13, 2015. After careful consideration, the Board of Directors decided to deregister based on its belief that the savings the Company will achieve as a result of deregistration, particularly on costs related to the preparation and filing of SEC reports and compliance with Sarbanes-Oxley obligations, will benefit shareholders, and such benefits will outweigh any advantages of continuing as an SEC reporting company. Upon the filing of the Form 15, the Company’s obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will be suspended.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. Our significant accounting policies are described in “Note 3—Summary of Significant Accounting Policies” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and are of particular importance to the portrayal of our financial position and results of operations and require the application of significant judgment by management. These estimates are based on historical experience, information received from third parties, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to the significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenues

Oil and Natural Gas Sales.  During the three months ended December 31, 2014, we had oil and natural gas sales of $3.4 million, as compared to $4.5 million during the three months ended December 31, 2013. The decrease in oil and natural gas sales was primarily attributable to lower commodity prices.

Costs and Expenses

Exploration Expense.    Exploration expense was $0.5 million for the three months ended December 31, 2014, as compared to $0.3 million for the three months ended December 31, 2013. The increase in exploration expense was attributable to seismic costs and dry hole expense.

Production Taxes.    Production taxes were $0.2 million for the three months ended December 31, 2014, as compared to $0.6 million for the three months ended December 31, 2013. The decrease in production taxes was attributable to lower realized sales prices as a result of lower commodity prices.

Lease Operating Expenses.    During the three months ended December 31, 2014, we incurred lease operating expenses of $1.1 million, as compared to $0.7 million during the three months ended December 31, 2013. The increase in lease operating expenses was attributable to costs related to a new Madera well and additional workover expenses.

Natural Gas Transportation and Marketing Expenses.    For the three months ended December 31, 2014, natural gas transportation and marketing expenses was $39,000, as compared to $37,000 for the three months ended December 31, 2013.

Depreciation, Depletion, Amortization and Impairment.    For the three months ended December 31, 2014, depreciation, depletion, amortization and impairment was $30.6 million, as compared to $2.2 million for the three months ended December 31, 2013. The increase in depreciation, depletion, amortization and impairment was attributable to impairment of our oil and gas assets resulting from significantly lower commodity prices.

General and Administrative Expense.    General and administrative expense was $1.4 million for the three months ended December 31, 2014, as compared to $1.9 million for the three months ended December 31, 2013. The decrease in general and administrative expense was primarily attributable to lower personnel costs, professional fees and litigation expense.

Other Expense.    Other expense was $3.8 million for the three months ended December 31, 2014, as compared to $0.8 million for the three months ended December 31, 2013. The increase in other expense was primarily attributable to the impairment of debentures offset by lower interest expense and a gain on the change in fair value of a derivative liability.

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

Revenues

Oil and Natural Gas Sales.    During the six months ended December 31, 2014, we had oil and natural gas sales of $8.7 million, as compared to $10.2 million during the six months ended December 31, 2013. The decrease in oil and natural gas sales was primarily attributable to lower commodity prices.

Costs and Expenses

Exploration Expense.    Exploration expense was $1.3 million for the six months ended December 31, 2014, as compared to $0.4 million for the six months ended December 31, 2013. The increase in exploration expense was attributable to seismic costs and dry hole expense.

Production Taxes.    Production taxes were $0.7 million for the six months ended December 31, 2014, as compared to $1.2 million for the six months ended December 31, 2013. The decrease in production taxes was attributable to lower realized sales prices as a result of lower commodity prices.

Lease Operating Expenses.    During the six months ended December 31, 2014, we incurred lease operating expenses of $2.2 million, as compared to $1.5 million during the six months ended December 31, 2013. The increase in lease operating expenses was attributable to costs related to a new Madera well and additional workover expenses.

Natural Gas Transportation and Marketing Expenses.    For the six months ended December 31, 2014, natural gas transportation and marketing expenses was $137,000, as compared to $74,000 for the six months ended December 31, 2013.

Depreciation, Depletion, Amortization and Impairment.    For the six months ended December 31, 2014, depreciation, depletion, amortization and impairment was $33.0 million, as compared to $4.3 million for the six months ended December 31, 2013. The increase in depreciation, depletion, amortization and impairment was attributable to impairment of our oil and gas assets resulting from significantly lower commodity prices.

General and Administrative Expense.    General and administrative expense was $4.1 million for the six months ended December 31, 2014, as compared to $3.9 million for the six months ended December 31, 2013.

  Other Expense.    Other expense was $4.2 million for the six months ended December 31, 2014, as compared to other expense of $2.1 million for the six months ended December 31, 2013. The increase in other expense was primarily attributable to a loss on debentures of $3.8 million, partially offset by lower interest expense and a gain on the change in fair value of derivative liabilities.

Liquidity and Capital Resources

General

Our primary source of liquidity for the second quarter of fiscal 2015 was borrowings under our credit facility (the “Credit Facility”) with Independent Bank, as lender (the “Lender”).  Due to the significant decline in oil prices since 2014, we have had limited access to capital to execute our capital development plan. We are currently evaluating future options and strategic plans.

Liquidity

At December 31, 2014, we had $1.4 million in cash and cash equivalents and $27.8 million of total indebtedness under our Credit Facility and $5.0 million pursuant to the Company’s 10.0% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), net of a discount of $1.4 million. At December 31, 2014, we had a working capital deficit of $13.4 million compared to a working capital deficit of $6.2 million at December 31, 2013. We are currently in default under the Credit Facility, and the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the borrowers.

Cash Flows

Net cash used in operating activities was $0.1 million for the six months ended December 31, 2014, compared to net cash provided by operating activities of $5.0 million for the six months ended December 31, 2013. The decrease in net cash provided by operating activities was primarily due to a loss of $37.0 million, depreciation, depletion, amortization, and impairment of $33.0 million, and loss on debentures of $3.8 million.

Net cash used in investing activities decreased to $1.2 million for the six months ended December 31, 2014 from $7.2 million for the six months ended December 31, 2013 due to fewer new oil and gas wells being drilled.

 Net cash provided by financing activities was $1.0 million for the six months ended December 31, 2014, as compared to $3.7 million for the six months ended December 31, 2013. Net cash provided by financing activities for the six months ended December 31, 2014 was primarily comprised of borrowings under the Credit Facility.

Credit Facility

The Senior First Lien Secured Credit Agreement (as amended, the “Credit Agreement”) with Cross Border, Black Rock and RMR Operating (Red Mountain, Cross Border, Black Rock and RMR Operating, jointly and severally, the “Borrowers”) and the Lender, provides for a Credit Facility with a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. Effective April 21, 2015, the borrowing base and commitment were reduced to $12.4 million. The commitment is subject to a monthly commitment reduction of $125,000 beginning on July 1, 2015.

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

Amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable upon specified events of default of Borrowers, including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, failure to perform or observe covenants under the Credit Agreement, a material inaccuracy of a representation or warranty, a default of a covenant, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hydrocarbon hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers, derived from the most recent third party engineering report received by Lender covering a period of not less than eighteen (18) consecutive months.

As of December 31, 2014, the Borrowers had collectively borrowed $27.8 million and had no availability under the Credit Facility. We were not in compliance with all of the financial covenants and the hedge agreement covenant under the Credit Facility described above at December 31, 2014, which constitutes an event of default under the Credit Facility, and the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the Borrowers. As a result, we have (i) recorded the full amount of the outstanding borrowings under the Credit Facility as a current liability on our Consolidated Balance Sheets as of December 31, 2014 and (ii) included a “going concern” note in our consolidated financial statements. As of November 1, 2015, the Borrowers had collectively borrowed $12.4 million and had no availability under the Credit Facility.

Series A Preferred Stock

As of December 31, 2014, we had 254,463 shares of Series A Preferred Stock outstanding.  The Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of our common stock.  We classify the Series A Preferred Stock as a long-term liability, and we record dividends paid or accrued as interest expense in our condensed consolidated statements of operations. Because we are in default under the Credit Facility, as described above, we cannot pay dividends on the Series A Preferred Stock.

In August 2013, we closed offerings of 476,687 Units (the “Units”). Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock.  The warrants are exercisable until the earlier of August 2016 or (ii) the first trading day that is at least 30 days after the date that we have provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $15.00 per share or more and (B) traded, in the aggregate, 300,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $10.00 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock.  Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of our common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $6.4 million.

Off-Balance Sheet Arrangements

Since June 30, 2014, there have been no material changes to our off-balance sheet arrangements.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	our ability to raise additional capital to fund future capital expenditures;

•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

•	declines or volatility in the prices we receive for our oil and natural gas;

•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

•	uncertainties associated with estimates of proved oil and natural gas reserves;

•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

•	risks and liabilities associated with acquired companies and properties;

•	risks related to integration of acquired companies and properties;

•	potential defects in title to our properties;

•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

•	geological concentration of our reserves;

•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

•	exploration and development risks;

•	management’s ability to execute our plans to meet our goals;

•	our ability to retain key members of our management team;

•	weather conditions;

•	actions or inactions of third-party operators of our properties;

•	costs and liabilities associated with environmental, health and safety laws;

•	our ability to find and retain highly skilled personnel;

•	operating hazards attendant to the oil and natural gas business;

•	competition in the oil and natural gas industry; and

•	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014.

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

Not applicable for a smaller reporting company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 and, based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Due to a reduction in staffing, there have been changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, the Company anticipates a further reduction in staff that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

During the fiscal quarter ended December 31, 2014, there have been no material changes to the pending legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, except as follows:

Cross Border was previously party to an engagement letter, dated February 7, 2012 (the “Engagement Letter”) with KeyBanc Capital Markets Inc. (“KeyBanc”) pursuant to which KeyBanc was to act as exclusive financial advisor to Cross Border’s board of directors in connection with a possible “Transaction” (as defined in the Engagement Letter). The Engagement Letter was formally terminated by Cross Border on August 21, 2012. The Engagement Letter provided that KeyBanc would be entitled to a fee upon consummation of a Transaction within a certain period of time following termination of the Engagement Letter. On May 16, 2013, KeyBanc delivered an invoice to Cross Border representing a fee and out-of-pocket expenses purportedly owed by Cross Border to KeyBanc as a result of the consummation of a purported Transaction that KeyBanc asserts had been consummated within the required time period. Cross Border disputed that any Transaction was consummated and that KeyBanc was entitled to any fees or out-of-pocket expenses. Cross Border filed a complaint seeking (i) a declaration that it was not liable to KeyBanc for any amounts in connection with the Engagement Letter, (ii) attorneys’ fees, and (iii) costs of suit. KeyBanc filed a counterclaim seeking (i) compensatory damages, (ii) interest, (iii) expenses and court costs, and (iv) reasonable and necessary attorneys’ fees. The matter was originally filed in the 44th Judicial District Court for the State of Texas, Dallas County but was subsequently removed to the United States District Court for the Northern District of Texas, Dallas Division. On August 26, 2014, Cross Border entered into a settlement agreement with KeyBanc, settling a lawsuit between the parties. In connection with the settlement, Cross Border agreed to pay KeyBanc $900,000 in three equal installments of $300,000 each on or before August 28, 2014, October 31, 2014 and December 31, 2014, and the parties agreed to mutual releases of liability related to the Engagement Letter. This balance was paid in full at December 31, 2014.

In addition to the foregoing, in the ordinary course of business, the Company is periodically a party to various litigation matters that it does not believe will have a material adverse effect on its results of operations or financial condition.

Item 1A.                     Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, except as follows:

Depressed oil and gas natural prices have significantly adversely affected our results of operations, financial condition and ability to meet our capital expenditure obligations.

Our revenue, profitability, access to capital and future rate of growth are substantially dependent on the prevailing prices of, and demand for, oil and natural gas. Oil prices have declined substantially since mid-2014 and have experienced significant volatility during 2015. The market price of Brent crude oil has decreased approximately 50% since June 2014 as a result of market uncertainties over the supply and demand of oil due to increased production in certain regions, decisions made by OPEC, the current state of the global economy and concerns over future global oil demand. Historically, oil and natural gas prices and markets have been volatile, and they are likely to continue to be volatile in the future.

Continued depressed oil prices or a further decrease in oil or natural gas prices will not only reduce revenues, but will also reduce the quantities of reserves that are commercially recoverable, make some wells uneconomical to drill or operate, reduce our ability to develop our properties, reduce our access to capital and may result in charges to earnings for impairment of the value of these assets.

Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand, and numerous factors beyond our control. These factors include the following:

•	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;
•	the price and quantity of imports of foreign oil and natural gas;
•	the actions of OPEC and other state-controlled oil companies relating to oil and natural gas price and production control;
•	political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;
•	the level of global oil and natural gas inventories;
•	localized supply and demand fundamentals;
•	the availability of refining capacity;
•	price and availability of transportation and pipeline systems with adequate capacity;
•	weather conditions and natural disasters;
•	governmental regulations;
•	speculation as to the future price of oil and natural gas and the speculative trading of oil and natural gas futures contracts;
•	price and availability of competitors’ supplies of oil and natural gas;
•	energy conservation and environmental measures;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels and energy sources; and
•	domestic and international drilling activity.

It is impossible to predict future oil and natural gas price movements, and current depressed prices or further declines in oil and natural gas prices could have a material adverse effect on our liquidity and financial condition.

We intend to deregister our securities under the Exchange Act. Deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

On November 13, 2015, our Board of Directors voted to the voluntarily deregister our common stock, our 10.0% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) and warrants under the Exchange Act and become a non-reporting company. In connection therewith, the Board of Directors approved the filing with the SEC of a Form 15 to voluntarily deregister our securities under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. We expect to file the Form 15 on or about November 13, 2015. We expect that our obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities will terminate effective 90 days after the filing of the Form 15. We are eligible to deregister under the Exchange Act because our common stock, Series A Preferred Stock and warrants are each held by fewer than 300 shareholders of record. Following deregistration, we do not expect to publish periodic financial information or furnish such information to its stockholders except as may be required by applicable laws. As a result of the foregoing factors, deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

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

Date: November 13, 2015

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