Form 10-Q
period 2015-03-31
RED MOUNTAIN RESOURCES, INC.
filed 2015-11-13
CIK 1483496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54444

RED MOUNTAIN RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Texas
(State or other jurisdiction of incorporation or	27-1739487
organization)	(I.R.S. Employer Identification No.)

14282 Gillis Road
Farmers Branch, TX	75244
(Address of principal executive offices)	(Zip Code)

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands)

	March 31, 2015	June 30, 2014
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,175	$1,682
Accounts receivable – oil and natural gas sales	2,341	3,186
Accounts receivable – joint interest	683	1,645
Prepaid expenses and other current assets	671	527
Commodities derivative asset – current	292	37
Assets held for sale	25,000	—
Deferred tax asset – current	—	368
Total current assets	30,162	7,445
Long-Term Investments:
Debentures – held to maturity	927	4,820
Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	49,621	82,362
Unproved properties	10,397	19,109
Other property and equipment	1,218	1,196
Less accumulated depreciation, depletion and impairment	(30,478)	(19,497)
Oil and natural gas properties, net	30,759	83,170
Other Assets:
Commodities derivative asset, net of current portion	106	—
Restricted cash, long-term	474	493
Debt issuance costs, net of current portion	746	1,101
Security deposit and other assets	58	197
Total Assets	$63,232	$97,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,498	$3,536
Revenues payable	930	1,673
Preferred dividend payable	390	179
Accrued expenses	1,945	2,035
Line of credit	27,450	—
Commodities derivative liability	—	121
Asset retirement obligation – current	2,917	214
Environmental remediation liability – current	2,057	2,067
Total current liabilities	46,187	9,825
Long-Term Liabilities:
Line of credit, net of current portion	—	26,800
Mandatorily redeemable preferred stock, net of discount of $1,270 and $1,561, respectively	5,092	4,801
Commodities derivative liability	186	—
Environmental remediation liability, net of current portion	—	—
Deferred tax liability – long-term	—	409
Asset retirement obligation, net of current portion	2,917	5,531
Total long-term liabilities	8,195	37,541
Total Liabilities	54,382	47,366
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.00001 par value; 50,000 shares authorized; 14,857 shares issued and outstanding as of March 31, 2015 and June 30, 2014	1	1
Noncontrolling interest	3,211	6,076
Additional paid-in capital	78,105	78,105
Accumulated deficit	(72,467)	(34,322)
Total stockholders’ equity	8,850	49,860
Total Liabilities and Stockholders’ Equity	$63,232	$97,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Revenue:
Oil and natural gas sales	$2,547	$5,270	$11,209	$15,511
Operating Expenses:
Exploration expense	135	515	1,396	943
Production taxes	249	386	904	1,564
Lease operating expenses	981	633	3,226	2,088
Natural gas transportation and marketing expenses	40	43	177	117
Depreciation, depletion, amortization and impairment	2,665	2,460	35,675	6,712
Accretion of discount on asset retirement obligation	33	64	100	199
General and administrative expense	1,577	1,993	5,689	5,852
Total operating expenses	5,680	6,094	47,167	17,475
Loss from Operations	(3,133)	(824)	(35,958)	(1,964)
Other Income (Expense):
Interest income	—	—	—	—
Interest expense	(692)	(902)	(2,047)	(2,717)
Unrealized loss on debentures	—	—	(3,787)	—
Unrealized (loss) gain on commodity derivatives	(183)	(41)	782	(272)
Realized (loss) gain on commodity derivatives	—	(23)	—	(74)
Total Other Expense	(875)	(966)	(5,052)	(3,063)
Loss Before Income Taxes	(4,008)	(1,790)	(41,010)	(5,027)
Income tax provision	—	—	—	—
Net loss	(4,008)	(1,790)	(41,010)	(5,027)
Net income (loss) attributable to non-controlling interest	(274)	194	(2,865)	437
Net loss attributable to Red Mountain Resources, Inc	$(3,734)	$(1,984)	$(38,145)	$(5,464)
Basic and diluted net loss per common share	$(0.25)	$(0.15)	$(2.57)	$(0.41)
Basic and diluted weighted average common shares outstanding	14,857	13,422	14,857	13,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Cash Flow From Operating Activities:
Net loss	$(41,010)	$(5,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and impairment	35,675	6,712
Amortization of debt issuance costs	646	1,215
Accretion of discount on asset retirement obligation	100	199
Impairment of debentures	3,787	—
Change in fair value of derivative liability	(295)	(18)
Settlement of environmental liabilities	—	(11)
Dividend accrued for mandatorily redeemable preferred stock	211	298
Change in fair value of commodity derivatives	—	146
Change in deferred taxes	(41)	—
Change in working capital:
Accounts receivable - oil and natural gas sales	845	1,592
Accounts receivable - other	962	373
Accounts receivable - related party	—	—
Prepaid expenses and other assets	(4)	550
Accounts payable	(176)	(2,653)
Accounts payable – related party	—	—
Restricted cash	19	(13)
Accrued expenses	(102)	1,153
Net cash provided by operating activities	617	4,516
Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(1,822)	(16,259)
Interest received on debentures	106	—
Additions to other property and equipment	(22)	(153)
Settlement of asset retirement obligations	(36)	—
Net cash used in investing activities	(1,774)	(16,412)
Cash Flow From Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,605
Proceeds from issuance of preferred stock, net of issuance costs	—	7,068
Exercise of warrants	—	—
Draws on line of credit	1,000	9,000
Payments on line of credit	(350)	(5,000)
Proceeds from notes payable	—	—
Payments on notes payable	—	(2,000)
Net cash provided by financing activities	650	12,673
Net change in cash and equivalents	(507)	777
Cash at beginning of period	1,682	456
Cash at end of period	$1,175	$1,233
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—
Non-Cash Transactions
Change in asset retirement obligation estimate	$—	$8
Issuance of shares for debentures	$—	$541
Issuance of shares to brokers	$—	$2,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest	Total
Balance at June 30, 2014	14,857	$1.487	$78,105	$(34,322)	$6,076	$49,860
Net loss	—	—	—	(38,145)	(2,865)	(41,010)
Balance at March 31, 2015	14,857	$1.487	$78,105	$(72,467)	$3,211	$8,850

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

The Company incurred a net loss of $38.1 million during the nine months ended March 31, 2015. At March 31, 2015, the outstanding principal amount of the Company’s debt was $32.5 million, net of an aggregate discount of $1.3 million, and the Company had a working capital deficit of $16.0 million. Of the outstanding debt, $27.5 million is outstanding under the Company’s Credit Facility (as defined below). Of the $16.0 million working capital deficit at March 31, 2015, $27.5 million relates to outstanding borrowings under the Company’s Credit Facility, which is classified as a short-term liability on its Consolidated Balance Sheets as of March 31, 2015. The Company is currently in default under the Credit Facility, and the lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the borrowers. The Company is in discussions with the lender regarding either a waiver of the non-compliance or an amendment to the credit agreement to cure the non-compliance. While the Company anticipates obtaining a waiver from the lender, it cannot provide any assurance that these negotiations will be successful. The Company is exploring available financing options, including the sale of debt or equity. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected. As a result of recurring losses from operations and a working capital deficiency, there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

2. Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of Red Mountain Resources, Inc. and its subsidiaries. The condensed consolidated financial statements and related footnotes are presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

The Company has prepared the accompanying unaudited interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and in the opinion of management, such financial statements reflect all adjustments necessary to present fairly the consolidated financial position of the Company at March 31, 2015 and its results of operations and cash flows for the periods presented. The Company has omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP pursuant to those rules and regulations, although the Company believes that the disclosures it has made are adequate to make the information presented not misleading. These unaudited interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes included in its most recent Annual Report on Form 10-K.

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

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, is not recognized and totaled $2.5 million, plus accrued interest in arrears, as of each of March 31, 2015 and 2014.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest. As of March 31, 2015 and June 30, 2014, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

The Company periodically re-evaluates cash flows expected to be collected for each debenture based upon all available information as of the measurement date. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment to the debenture’s yield over its remaining life, which may result in a reclassification from non-accretable difference to accretable yield. Subsequent decreases in cash flows expected to be collected are evaluated to determine whether a provision for loan loss should be established. If decreases in expected cash flows result in a decrease in the estimated fair value of the debenture below its amortized cost, the debenture is deemed to be impaired, and the Company will record a provision for impairment to write the debenture down to its estimated fair value. The Company recorded impairment on the debentures of approximately $3.8 million during the nine months ended March 31, 2015 while the Company did not record any impairment expense on the debentures during the nine months ended March 31, 2014.

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

3. Oil and Natural Gas Properties and Other Property and Equipment

Oil and Natural Gas Properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	March 31, 2015	June 30, 2014
Oil and natural gas properties:
Proved	$49,621	$82,362
Unproved	10,398	19,109
Total oil and natural gas properties	60,019	101,471
Less accumulated depletion and impairment	(29,854)	(19,138)
Net oil and natural gas properties capitalized costs	$30,165	$82,333

During the three and nine months ended March 31, 2015 and March 31, 2014, the Company did not incur any significant exploratory drilling costs. The Company had no transfers of exploratory well costs to proved properties during the three and nine months ended March 31, 2015 and March 31, 2014.

Capitalized costs related to proved oil and natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on the Company’s analysis of undiscounted future net cash flows. If undiscounted future net cash flows are insufficient to recover the net capitalized costs related to proved properties, then the Company recognizes an impairment charge in income equal to the difference between the carrying value and the estimated fair value of the properties. Estimated fair values are determined using discounted cash flow models. The discounted cash flow models include management’s estimates of future oil and natural gas production, operating and development costs and discount rates. The Company recorded an impairment of approximately $29.1 million during the nine months ended March 31, 2015.

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

Other Property and Equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	March 31, 2015	June 30, 2014
Other property and equipment	$1,218	$1,196
Less accumulated depreciation and amortization	(624)	(359)
Net property and equipment	$594	$837

4. Asset Retirement Obligations

The following table summarizes the changes in the Company’s asset retirement obligations (“AROs”) for the nine months ended March 31, 2015 and the fiscal year ended June 30, 2014:

(in thousands)	Nine Months Ended March 31, 2015	Fiscal Year Ended June 30, 2014
Asset retirement obligations at beginning of period	$5,745	$5,020
Liabilities incurred	25	75
Liabilities settled	(36)	(2)
Acquisitions	—	—
Accretion expense	100	267
Revisions in estimated liabilities	—	385
Asset retirement obligations at end of period	5,834	5,745
Less: current portion	2,917	214
Long-term portion	$2,917	$5,531

During fiscal year ended June 30, 2014, the Company recorded an upward revision to previous estimates for its ARO primarily due to changes in the estimated future cash outlays. There were no revisions to ARO during the nine months ended March 31, 2015.

5. Derivatives

At March 31, 2015, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
April 1, 2015 – December 31, 2015	Put	5,500-7,000 Bbls/month	$50.00/Bbl
January 1, 2016 – June 30, 2016	Put	5,000-5,500 Bbls/month	$58.00/Bbl

The following table summarizes the fair value of the Company’s open commodity derivatives as of March 31, 2015 and June 30, 2014:

	Balance Sheet Location	Fair Value
(in thousands)		March 31, 2015	June 30, 2014
Derivatives not designated as hedging
instruments
Commodity derivatives	Commodities derivative asset	$292	$37
Commodity derivatives	Commodities derivative liability	$—	$(121)

The following tables summarize the change in the fair value of the Company’s commodity derivatives:

	Income Statement Location	Three Months Ended,
(in thousands)		March 31, 2015	March 31, 2014
Derivatives not designated as hedging
instruments
Commodity derivatives	Realized (loss) gain on commodity derivatives	$—	$(23)
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	(183)	(41)
		$(183)	$(64)

	Income Statement Location	Nine Months Ended,
(in thousands)		March 31, 2015	March 31, 2014
Derivatives not designated as hedging
instruments
Commodity derivatives	Realized (loss) gain on commodity derivatives	$782	$(74)
Commodity derivatives	Unrealized (loss) gain on commodity derivatives	—	(272)
		$782	$(346)

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

The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2015 and June 30, 2014:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2015
Assets:
Commodity derivatives	$—	$292	$—	$292
Total	$—	$292	$—	$292

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,834)	$(5,834)
Commodity derivatives	—	(186)	—	(186)
Environmental remediation liability	—	—	(2,057)	(2,057)
Total	$—	$(186)	$(7,891)	$(8,077)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
Assets:
Commodity derivatives	$—	$37	$—	$37
Oil and gas properties impairment (nonrecurring)	—	—	(487)	(487)
Total	$—	$37	$(487)	$(450)

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,745)	$(5,745)
Commodity derivative	—	(121)	—	(121)
Environmental remediation liability	—	—	(2,067)	(2,067)
Total	$—	$(121)	$(7,812)	$(7,933)

The following is a summary of changes to fair value measurements using Level 3 inputs during the period ending March 31, 2015:

(in thousands)	Environmental Liability
Balance, June 30, 2014	$(2,067)
Acquisitions	—
Settlement of liabilities	10
Balance, March 31, 2015	$(2,057)

7. Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	March 31, 2015	June 30, 2014
Credit Facility	$27,450	$26,800
Mandatorily redeemable preferred stock, net of discount of $1,270 and $1,561, respectively	5,092	4,801
Total debt	32,542	31,601
Less: short-term portion	27,450	—
Long-term debt	$5,092	$31,601

Credit Facility

On February 5, 2013, the Company entered into the Credit Agreement with Cross Border, Black Rock Capital, Inc. and RMR Operating, LLC (collectively with the Company, the “Borrowers”) and Independent Bank, as the lender (the “Lender”). The Credit Agreement provides for a revolving credit facility (as amended, the “Credit Facility”) with a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of March 31, 2015, the borrowing base was $30.0 million.

A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0% at March 31, 2015). Interest is payable monthly in arrears on the last day of each calendar month. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

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

As of March 31, 2015, the Borrowers had collectively borrowed $27.5 million and had no availability under the Credit Facility. The Company was not in compliance with all of the financial covenants and the hedge agreement covenant under the Credit Facility described above at March 31, 2015, which constitutes an event of default under the Credit Facility, and the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the Borrowers. As a result, the Company has included a “going concern” note in its consolidated financial statements. The Company has recorded the full amount of its outstanding borrowings under the Credit Facility as a current liability on its Consolidated Balance Sheet as of March 31, 2015 because the facility matures in February 2016.

Mandatorily Redeemable Preferred Stock

The Company’s Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of the Company’s common stock. The Company classifies the Series A Preferred Stock as a long-term liability, and the Company records dividends paid or accrued as interest expense in the Company’s Condensed Consolidated Statement of Operations. Because the Company is in default under the Credit Facility, as described above, it cannot pay dividends on the Series A Preferred Stock.

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

The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $11.9 million at the time of issuance. The difference between the $11.9 million redeemable value and the $10.8 million of gross proceeds and canceled debt is treated as a discount and will be accreted over the life of the Series A Preferred Stock. As of March 31, 2015, the Company had 254,463 shares of Series A Preferred Stock outstanding.

For the three and nine months ended March 31, 2015, the Company recognized total interest expense of $0.3 million and $1.0 million, respectively, related to the Series A Preferred Stock, which includes accretion of discount and amortization of issuance costs of $0.1 million and $0.4 million for the three and nine months ended March 31, 2015, respectively.

Schedule of Future Debt Payments

The following is a schedule by fiscal year of future principal payments required under the Company’s outstanding debt as of March 31, 2015:

(in thousands)
Fiscal Years Ending June 30,
2016	$27,450
2017	—
2018	—
2019	6,362
Total	33,812
Discount	(1,270)
Total, net value	$32,542

8. Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share amounts)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net loss (numerator):
Net loss – basic	$(3,734)	$(1,984)	$(38,145)	$(5,464)
Weighted average shares (denominator):
Weighted average shares – basic	14,857	13,422	14,857	13,237
Dilution effect of share-based compensation, treasury method(1)	—	—	—	—
Weighted average shares – diluted	14,857	13,422	14,857	13,237
Loss per share:
Basic	$(0.25)	$(0.15)	$(2.57)	$(0.41)
Diluted	$(0.25)	$(0.15)	$(2.57)	$(0.41)

(1)	Warrants to purchase approximately 1,553,560, shares of the Company’s common stock were excluded from this calculation during the three and nine months ended March 31, 2015 and 2014 because they were anti-dilutive.

9. Commitments and Contingencies

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

Leases

As of March 31, 2015, the Company rented various office spaces in Dallas, Texas and Midland, Texas under non-cancelable lease agreements. In the aggregate, these leases cover approximately 16,884 square feet at a cost of approximately $24,000 per month and have remaining lease terms of 18 months. The following is a schedule by year of future minimum rental payments required under these lease arrangements as of March 31, 2015:

(in thousands)
Fiscal Years Ending June 30,
2015	$44
2016	181
2017	45
2018	—
2019	—
Total	$270

Rent expense under the Company’s lease arrangements amounted to approximately $41,000 and $67,000 for the three months ended March 31, 2015 and March 31, 2014 respectively. Rent expense under the Company’s lease arrangements amounted to approximately $123,000 and $200,000 for the nine months ended March 31, 2015 and March 31, 2014 respectively.

10. Related Party Transactions

Enerstar Resources O&G, LLC (“Enerstar”), a company owned by Tommy Folsom, the former Executive Vice President and Director of Exploration and Production for RMR Operating, LLC, a subsidiary of the Company, and formerly the Executive Vice President and Director of Exploration and Production for the Company, owns an overriding royalty interest in the Company’s Madera Prospect. During the three and nine months ended March 31, 2015, the Company paid royalties of approximately $2,775 and $7,200, respectively, to Enerstar.

11. Subsequent Events

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

Unless the context otherwise requires, all references to the “Company,” “we,” “our” and “us” refer to (i) Red Mountain Resources, Inc., a Texas corporation (“Red Mountain”), (ii) Red Mountain’s wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”). As of March 31, 2015, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border’s common stock not owned by us.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues

Oil and Natural Gas Sales. During the three months ended March 31, 2015, we had oil and natural gas sales of $2.5 million, as compared to $5.3 million during the three months ended March 31, 2014. The decrease in oil and natural gas sales was primarily attributable to lower commodity prices and natural declines in existing wells.

Costs and Expenses

Exploration Expense. Exploration expense was $0.1 million for the three months ended March 31, 2015, as compared to $0.5 million for the three months ended March 31, 2014. The decrease in exploration expense was attributable to lower dry hole expense.

Production Taxes. Production taxes were $0.2 million for the three months ended March 31, 2015, as compared to $0.4 million for the three months ended March 31, 2014. The decrease in production taxes was attributable to lower realized sales prices as a result of lower commodity prices.

Lease Operating Expenses. During the three months ended March 31, 2015, we incurred lease operating expenses of $1.0 million, as compared to $0.6 million during the three months ended March 31, 2014. The increase in lease operating expenses was primarily attributable to new Madera wells and additional workover expense.

Natural Gas Transportation and Marketing Expenses. For the three months ended March 31, 2015, natural gas transportation and marketing expenses remained relatively flat at $40,000, as compared to $43,000 for the three months ended March 31, 2014.

Depreciation, Depletion, Amortization and Impairment. For the three months ended March 31, 2015, depreciation, depletion, amortization and impairment was $2.7 million, as compared to $2.5 million for the three months ended March 31, 2014. The increase in depreciation, depletion, amortization and impairment was attributable to impairment of our oil and gas assets resulting from significantly lower commodities prices.

General and Administrative Expense. General and administrative expense was $1.6 million for the three months ended March 31, 2015, as compared to $2.0 million for the three months ended March 31, 2014. The decrease in general and administrative expense was due primarily to lower personnel costs, professional fees and litigation expense.

Other Expense. Other expense was $0.9 million for the three months ended March 31, 2015, as compared to other expense of $1.0 million for the three months ended March 31, 2014. The decrease in other expense was primarily attributable to lower interest expense offset by higher losses on derivatives.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Revenues

Oil and Natural Gas Sales. During the nine months ended March 31, 2015, we had oil and natural gas sales of $11.2 million, as compared to $15.5 million during the nine months ended March 31, 2014. The decrease in oil and natural gas sales was primarily attributable to lower commodities prices.

Costs and Expenses

Exploration Expense. Exploration expense was $1.4 million for the nine months ended March 31, 2015, as compared to $0.9 million for the nine months ended March 31, 2014. The increase in exploration expense was attributable to seismic costs and dry hole expense.

Production Taxes. Production taxes were $0.9 million for the nine months ended March 31, 2015, as compared to $1.6 million for the nine months ended March 31, 2014. The decrease in production taxes was attributable to lower commodities prices.

Lease Operating Expenses. During the nine months ended March 31, 2015, we incurred lease operating expenses of $3.2 million, as compared to $2.1 million during the nine months ended March 31, 2014. The increase in lease operating expenses was primarily attributable to new Madera wells and additional workover expense.

Natural Gas Transportation and Marketing Expenses. For the nine months ended March 31, 2015, natural gas transportation and marketing expenses remained flat at $0.2 million, as compared to $0.1 million for the nine months ended March 31, 2014.

Depreciation, Depletion, Amortization and Impairment. For the nine months ended March 31, 2015, depreciation, depletion, amortization and impairment was $35.7 million, as compared to $6.7 million for the nine months ended March 31, 2014. The increase in depreciation, depletion, amortization and impairment was attributable to impairment of our oil and gas assets as a result of significantly lower commodities prices.

General and Administrative Expense. General and administrative expense was $5.7 million for the nine months ended March 31, 2015, as compared to $5.9 million for the nine months ended March 31, 2014. The decrease in general and administrative expense was due primarily to lower personnel costs, professional fees and litigation expense.

Other Expense. Other expense was $5.1 million for the nine months ended March 31, 2015, as compared to other expense of $3.1 million for the nine months ended March 31, 2014. The increase in other expense was primarily attributable to loss on debentures of $3.8 million, lower interest expense, and a significant decrease in loss on derivatives.

Liquidity and Capital Resources

General

Our primary sources of liquidity for the third quarter of fiscal 2015 was cash flow from operations and borrowings under our Credit Facility. Due to the significant decline in oil prices since 2014, we have had limited access to capital to execute our capital development plan. We are currently evaluating future options and strategic plans.

Liquidity

At March 31, 2015, we had $1.2 million in cash and cash equivalents and $32.5 million of total indebtedness, consisting of $27.5 million under our credit facility (the “Credit Facility”) with Independent Bank, as lender (the “Lender), and $5.1 million of 10.0% Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”), net of a discount of $1.3 million. At March 31, 2015, we had a working capital deficit of $16.0 million compared to a working capital deficit of $5.4 million at March 31, 2014. We are currently in default under the Credit Facility, and the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the borrowers.

Cash Flows

Net cash provided by operating activities was $0.6 million for the nine months ended March 31, 2015, as compared to $4.5 million for the nine months ended March 31, 2014. The decrease in net cash provided by operating activities was primarily due to a net loss of $41.0 million, depreciation, depletion, amortization, and impairment of $35.9 million, and loss on debentures of $3.8 million.

Net cash used in investing activities decreased to $1.8 million for the nine months ended March 31, 2015 from $16.4 million for the nine months ended March 31, 2014 due to fewer oil and gas wells being drilled.

Net cash provided by financing activities was $0.7 million for the nine months ended March 31, 2015, as compared to $12.7 million for the nine months ended March 31, 2014. Net cash provided by financing activities for the nine months ended March 31, 2015 was primarily comprised of $1.0 million of borrowings under the Credit Facility, partially offset by repayments of $0.4 under the Credit Facility.

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

Amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable upon specified events of default of Borrowers, including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, failure to perform or observe covenants under the Credit Agreement, a material inaccuracy of a representation or warranty, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hydrocarbon hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers, derived from the most recent third party engineering report received by Lender covering a period of not less than eighteen (18) consecutive months.

As of March 31, 2015, the Borrowers had collectively borrowed $27.5 million and had no availability under the Credit Facility. We were not in compliance with all of the financial covenants and the hedge agreement covenant under the Credit Facility described above at March 31, 2015, which constitutes an event of default under the Credit Facility, and the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the Borrowers. As a result, we have included a “going concern” note in our consolidated financial statements. We have recorded the full amount of the outstanding borrowings under the Credit Facility as a current liability on our Consolidated Balance Sheets as of March 31, 2015 because the facility matures in February 2016. As of November 1, 2015, the Borrowers had collectively borrowed $12.4 million and had no availability under the Credit Facility.

Series A Preferred Stock. As of March 31, 2015, we had 254,463 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of our common stock. We classify the Series A Preferred Stock as a long-term liability, and we record dividends paid or accrued as interest expense in our condensed consolidated statements of operations. Because we are in default under the Credit Facility, as described above, we cannot pay dividends on the Series A Preferred Stock.

In August 2013, we closed public offerings of 476,687 Units (the “Units”). Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock. The warrants are exercisable until the earlier of August 2016 or (ii) the first trading day that is at least 30 days after the date that we have provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $15.00 per share or more and (B) traded, in the aggregate, 300,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $10.00 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock. Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of our common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

•	our ability to raise additional capital to fund future capital expenditures;
•	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;
•	declines or volatility in the prices we receive for our oil and natural gas;
•	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;
•	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;
•	uncertainties associated with estimates of proved oil and natural gas reserves;
•	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;
•	risks and liabilities associated with acquired companies and properties;
•	risks related to integration of acquired companies and properties;
•	potential defects in title to our properties;
•	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;
•	geological concentration of our reserves;
•	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;
•	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;
•	exploration and development risks;
•	management’s ability to execute our plans to meet our goals;
•	our ability to retain key members of our management team;
•	weather conditions;
•	actions or inactions of third-party operators of our properties;
•	costs and liabilities associated with environmental, health and safety laws;
•	our ability to find and retain highly skilled personnel;
•	operating hazards attendant to the oil and natural gas business;
•	competition in the oil and natural gas industry; and
•	the other factors discussed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2014 and December 31, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 and, based on that evaluation, and as a result of the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Due to a reduction in staffing, there have been changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, the Company anticipates a further reduction in staff that is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the pending legal proceedings discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, except as discussed in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014.

In the ordinary course of business, the Company is periodically a party to various litigation matters that it does not believe will have a material adverse effect on its results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended September 30, 2014 and December 31, 2014, except as follows:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2		Bylaws of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.1		Form of Common Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.2		Form of 10.0% Series A Cumulative Redeemable Preferred Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.3		Form of Warrant Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.4		Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

4.5		Amendment No. 1 to Warrant Agreement, effective as of January 31, 2014, between Broadridge Corporate Issuer Solutions, Inc. and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

31.1	*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS*	XBRL Instance Document

101.	SCH*	XBRL Taxonomy Extension Schema Document

101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

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
Hilda D. Kouvelis
Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: November 13, 2015

\

INDEX TO EXHIBITS

3.1		Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2		Bylaws of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.1		Form of Common Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.2		Form of 10.0% Series A Cumulative Redeemable Preferred Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.3		Form of Warrant Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.4		Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

4.5		Amendment No. 1 to Warrant Agreement, effective as of January 31, 2014, between Broadridge Corporate Issuer Solutions, Inc. and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

31.1	*	Certification of the Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS*	XBRL Instance Document

101.	SCH*	XBRL Taxonomy Extension Schema Document

101.	CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.	PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

