Form 10-K
period 2015-06-30
RED MOUNTAIN RESOURCES, INC.
filed 2015-11-13
CIK 1483496

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

As of December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock (based on a reported closing market price of $1.55 per share on the OTC Pink Marketplace) held by non-affiliates of the registrant was approximately $17.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of November 1, 2015, there were 14,857,488 shares of common stock, $0.00001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

N/A

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements generally relate to our plans, objectives and expectations for future operations and are based on management’s current beliefs and assumptions, which in turn are based on its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate under the circumstances. Although we believe that the plans, objectives and expectations reflected in or suggested by the forward-looking statements are reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied in such forward-looking statements. Forward-looking statements also involve risks and uncertainties. Many of these risks and uncertainties are beyond our ability to control or predict and could cause results to differ materially from the results discussed in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following:

●	the substantial and continued decline in oil prices;

●	our ability to generate sufficient cash flow from operations, borrowings or other sources to enable us to fully develop and produce our oil and natural gas properties;

●	declines or volatility in the prices we receive for our oil and natural gas;

●	general economic conditions, whether internationally, nationally or in the regional and local market areas in which we do business;

●	risks associated with drilling, including completion risks, cost overruns and the drilling of non-economic wells or dry holes;

●	uncertainties associated with estimates of proved oil and natural gas reserves;

●	the presence or recoverability of estimated oil and natural gas reserves and the actual future production rates and associated costs;

●	risks and liabilities associated with acquired companies and properties;

●	risks related to integration of acquired companies and properties;

●	potential defects in title to our properties;

●	cost and availability of drilling rigs, equipment, supplies, personnel and oilfield services;

●	geological concentration of our reserves;

●	environmental or other governmental regulations, including legislation of hydraulic fracture stimulation;

●	our ability to secure firm transportation for oil and natural gas we produce and to sell the oil and natural gas at market prices;

●	exploration and development risks;

●	management’s ability to execute our plans to meet our goals;

●	our ability to retain key members of our management team;

●	weather conditions;

●	actions or inactions of third-party operators of our properties;

●	costs and liabilities associated with environmental, health and safety laws;

●	our ability to find and retain highly skilled personnel;

●	operating hazards attendant to the oil and natural gas business;

●	competition in the oil and natural gas industry; and

●	the other factors discussed under Item 1A. “Risk Factors” in this report.

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

“hydraulic fracturing” or “fracking” A process involving the injection of fluids, usually consisting mostly of water, but typically including small amounts of sand and other chemicals, in order to create fractures extending from the wellbore through the rock formation to enable oil or natural gas to move more easily through the rock pores to a production well.

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

“PDNP” Proved developed non-producing reserves.

“PDP” Proved developed producing reserves.

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

PART I

Item 1.   Business

Unless the context otherwise requires, all references to “Red Mountain,” the “Company,” “we,” “our” and “us” refer to (i) Red Mountain Resources, Inc., a Texas corporation (“Red Mountain”), (ii) Red Mountain’s wholly owned subsidiaries, including Black Rock Capital, Inc. (“Black Rock”) and RMR Operating, LLC (“RMR Operating”), and (iii) subsequent to January 28, 2013, Cross Border Resources, Inc. (“Cross Border”). As of June 30, 2015, we owned 83% of the outstanding common stock of Cross Border. Acreage, reserves and production information presented subsequent to January 28, 2013 includes acreage, reserves and production represented by the 17% of Cross Border’s common stock not owned by us.

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

Recent Developments

On April 21, 2015, RMR Operating, Black Rock, RMR KS Holdings, LLC (“RMR KS”) and Cross Border (and together with RMR Operating, Black Rock and RMR KS, the “Operating Subsidiaries”) entered into a purchase and sale agreement (the “PSA”) with Black Shale Minerals, LLC (“Buyer”). Pursuant to the PSA, the Company, through the Operating Subsidiaries, sold, assigned, transferred and conveyed to Buyer, effective as of April 1, 2015, fifty percent (50%) of its right, title, and interest in and to certain oil and natural gas assets and properties (the “Assets”), including its oil and natural gas leasehold interests, wells, contracts, and oil and natural gas produced after April 1, 2015. The aggregate purchase price for the Assets under the PSA was $25.0 million, subject to certain adjustments, including post-closing adjustments for any title or environmental benefits or title or environmental defects resulting from Buyer’s title and environmental reviews.

Marketing and Customers

For the fiscal year ended June 30, 2015, approximately 49% of the Company’s revenues were attributable to sales to three customers, and approximately 21% of the Company’s revenues were received from one purchaser. For the fiscal year ended June 30, 2014, approximately 63% of the Company’s revenues were attributable to sales four customers, and approximately 18% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. We believe that the loss of any of these customers would not have a material adverse effect on us because alternative purchasers are readily available.

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

Employees

As of June 30, 2015, we had 26 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We believe our relationships with our employees are good.

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

Costs associated with hydraulic fracturing activities are treated in the same way that all other costs of drilling and completing our wells are treated and are built into and funded through our normal capital expenditures budget. A change to any federal and state laws and regulations governing hydraulic fracturing could impact these costs and adversely affect our business and financial results. See “Risk Factors—Federal and state legislative and regulatory initiatives as well as governmental reviews relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays as well as adversely affect our level of production.”

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

We believe that we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations and that our continued compliance with existing requirements will not have a material adverse impact on our financial condition and results of operations. We have not incurred any material capital expenditures for remediation or pollution control activities during fiscal 2015, and we are not aware of any environmental issues or claims that will require material capital expenditures during fiscal 2016, other than the remediation plan for Cross Border’s Tom Tom and Tomahawk fields, or that will otherwise have a material impact on our financial condition and results of operations in the future. However, we cannot assure you that the passage of more stringent laws and regulations in the future will not have a negative impact on our business, financial condition or results of operations.

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

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act (the “CWA”), the Safe Drinking Water Act (“SDWA”), the Oil Pollution Act (the “OPA”) and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of certain permits issued by the EPA or an analogous state agency. Spill prevention, control and countermeasure requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by a permit issued by the United States Army Corps of Engineers. In addition, the EPA has developed pre-treatment standards for wastewater discharges produced by natural gas extraction from underground coalbed and shale formations. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting flowback, as well as produced water. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

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

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The rule includes NSPS standards for completions of hydraulically fractured gas wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. These rules may require a number of modifications to our operations. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions.

We may be required to incur capital expenditures to insure compliance with these new regulations as they come into effect. Obtaining permits also has the potential to delay the development of oil and natural gas projects. We believe that we currently are in substantial compliance with all air emissions regulations and that we hold all necessary and valid construction and operating permits for our current operations.

Climate Change Legislation. In response to certain scientific studies suggesting that emissions of carbon dioxide, methane and other greenhouse gas (“GHG”) emissions are contributing to the warming of the Earth’s atmosphere and other climatic changes, the United States Congress has considered legislation to reduce such emissions. To date, the United States Congress has failed to enact a comprehensive GHG program. Some states, either individually or on a regional level, have considered or enacted legal measures to reduce GHG emissions. Although most of the state-level initiatives have to date focused on large sources of GHG emissions, it is possible that smaller sources of emissions could become subject to GHG emission limitations. The cost of complying with these programs could be significant.

In September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including NGLs fractionators and local natural gas/distribution companies. In November 2010, the EPA published a final rule expanding the GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage and distribution facilities. This rule requires reporting of GHG emissions from such facilities on an annual basis. Regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the oil and natural gas we produce. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, some states have enacted surface damage statutes (“SDAs”). These laws are designed to compensate for damage caused by mineral development. Most SDAs contain entry notification and negotiation requirements to facilitate contact between operators and surface owners and users. Most also contain bonding requirements and specific expenses for exploration and producing activities. Costs and delays associated with SDAs could impair operational effectiveness and increase development costs.

We do not control the availability of transportation and processing facilities used in the marketing of our production. For example, we may have to shut-in a productive natural gas well because of a lack of available natural gas gathering or transportation facilities.

 If we conduct operations on federal, state or Indian oil and natural gas leases, these operations must comply with numerous regulatory restrictions, including various non-discrimination statutes, royalty and related valuation requirements, and certain of these operations must be conducted pursuant to certain on-site security regulations and other appropriate permits issued by the Bureau of Land Management, the Bureau of Ocean Energy Management, Bureau of Safety and Environmental Enforcement, or other appropriate federal or state agencies.

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

Item 1A. Risk Factors

Risks Related to Our Business

We were not in compliance with our covenants under our Credit Agreement as of June 30, 2015. As a result, the Lender may exercise one or more of its remedies, including the right to accelerate the repayment of all outstanding borrowings.

As of June 30, 2015, we had $12.4 million of borrowings under our Credit Facility. This indebtedness is secured by substantially all of our assets and the assets of our subsidiaries. The Credit Agreement contains covenants which require us to maintain compliance with certain financial ratios, aging of accounts payable and agreements that hedge the price of oil. As of June 30, 2015, we were not in compliance with certain of these covenants and, as a result, the Lender can declare an event of default under the Credit Agreement. In the event of an event of default, the Lender has the right to accelerate repayment of all outstanding indebtedness and take actions to collect monies owed to it, including enforcing and foreclosing on its security interest on our assets and the assets of our subsidiaries. In addition, the Lender can restrict our access to additional borrowings under the Credit Facility. As of the date hereof, the Lender has not accelerated our repayment obligations or taken any of the other actions described above.

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

We currently do not have sufficient funds to continue our operations beyond November 30, 2015, or sooner if the Lender accelerates the repayment of our obligations under the Credit Facility.

The oil and natural gas industry is capital intensive. We make and expect to continue to make significant capital expenditures in our business for the exploration, development, production and acquisition of oil and natural gas reserves. Improvement in commodity prices may result in an increase in our actual capital expenditures.

We currently do not have sufficient funds to continue our operations beyond November 30, 2015, or sooner if the Lender accelerates our obligations under the Credit Agreement. If we are unable to finance our operations on acceptable terms or at all, we may be forced to sell assets or curtail or suspend our operations, and our business, financial condition and results of operations may be materially and adversely affected.

Our cash flows from operations and access to capital are subject to a number of variables, including:

●	the value of our proved reserves;

●	the level of oil and natural gas we are able to produce from existing wells;

●	the prices at which our oil and natural gas are sold;

●	our ability to acquire, locate and produce new reserves; and

●	the ability of our banks to lend.

Debt financing could lead to:

●	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

●	us being more vulnerable to competitive pressures and economic downturns; and

●	restrictions on our operations, including our ability to pay dividends.

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

If oil and natural gas prices remain depressed or further decline, (i) our net cash flow attributable to current production will decline, (ii) our exploration and development activity may decline as some investments may become uneconomic and are either delayed or eliminated, and (iii) the value of proved developed producing reserves and proved undeveloped reserves could decline. It is impossible to predict future oil and natural gas price movements, and declines in oil and natural gas prices could have a material adverse effect on our liquidity and financial condition.

Our Credit Agreement contains various covenants that limit our management’s discretion in the operation of our business and can lead to an event of default that may adversely affect our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our Senior First Lien Secured Credit Agreement (as amended, the “Credit Agreement”) with Cross Border, Black Rock and RMR Operating (collectively with the Company, the “Borrowers”) and Independent Bank, as Lender (the “Lender”), may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement contains various covenants that restrict our ability to, among other things, incur liens, incur additional indebtedness, enter into mergers, sell assets, make investments and pay dividends.

The Credit Agreement also requires us to maintain specified financial ratios. We were not in compliance with one or more of the financial ratios in the Credit Agreement at June 30, 2015, which constitutes an event of default under the Credit Agreement.

Amounts outstanding under the revolving credit facility provided by the Credit Agreement (as amended, the “Credit Facility”) may be accelerated and become immediately due and payable upon specified events of default of Borrowers (as defined herein), including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, a material inaccuracy of a representation or warranty, a breach of a covenant, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

If Lender accelerates our indebtedness under the Credit Facility, our business, financial condition and results of operations may be materially and adversely affected.

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

Our producing properties are geographically concentrated in the Permian Basin of Southeast New Mexico and West Texas. At July 1, 2015, approximately 93% of our proved reserves were concentrated in this area. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.

In addition to the geographic concentration of our producing properties described above, at July 1, 2015, approximately (i) 33.1% of our proved reserves were attributable to the Madera field, (ii) 15.6% of our proved reserves were attributable to the Lusk field and (iii) 16.3% of our proved reserves were attributable to the Turkey Track field. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

Approximately 46% of our total estimated proved reserves as of July 1, 2015 were classified as proved undeveloped and may not be ultimately developed or produced.

As of July 1, 2015, approximately 46% of our total estimated proved reserves were undeveloped. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The future drilling of proved undeveloped reserves is highly dependent upon our ability to fund our capital expenditures, and we may be unable to obtain sufficient capital. Further, our drilling efforts may be delayed or unsuccessful, and actual reserves may prove to be less than current reserve estimates, which could have a material adverse effect on our financial condition, future cash flows and results of operations.

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

As a small company, growth in accordance with our business plan, if achieved, could place a significant strain on our financial, technical, operational and management resources. As we expand our activities, increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and natural gas industry, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

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

We have identified material weaknesses in our internal control over financial reporting as of June 30, 2105. Failure to have effective internal controls could lead to a misstatement of our financial statements. If, as a result of deficiencies in our internal controls, we cannot provide reliable financial statements, our business decision process may be adversely affected, our business and operating results could be harmed, investors could lose confidence in our reported financial information, the market price of our securities could decrease and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

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

Prior to June 2010, we had no material operations. After our June 2010 acquisition of oil and natural gas properties in Zapata County and Duval County in the onshore Gulf Coast of Texas, we began to recognize revenue from our operations. Accordingly, we have a very short financial operating history and a history of losses. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.

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

We are required to obtain permits from one or more governmental agencies in order to perform drilling and completion activities, including hydraulic fracturing. Such permits are typically required by state agencies, but can also be required by federal and local governmental agencies. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued, and the conditions which may be imposed in connection with the granting of the permit. Hydraulic fracturing activities have been particularly scrutinized. In particular, there is a growing trend of local and municipal initiatives to regulate drilling and completion activities. For example, a number of municipalities in Colorado have initiated bans or moratoriums on certain drilling and completion activities, including hydraulic fracturing. In addition, some municipalities have adopted temporary moratoriums on gas well permits while longer-term measures are considered. If we are unable to obtain the necessary permits for our operations or if we experience delays in obtaining permits, it could have a material adverse effect on our results of operations and profitability.

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

From time to time, legislative proposals are made that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of the current deduction for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in United States federal income tax laws could eliminate certain tax deductions that are currently available with respect to oil and natural gas exploration and development, which could have a material adverse effect on our business, financial condition, operations and cash flows.

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

For example, on February 11, 2013, the Bureau of Land Management accepted a remediation plan submitted by Cross Border for its Tom Tom and Tomahawk fields. Pursuant to the remediation plan, Cross Border expects to spend up to $2.1 million to correct environmental issues on these fields.

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

Rules adopted or proposed by the EPA, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or utilize specific equipment or technologies to control emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. These new requirements may result in increased operating and compliance costs, increased regulatory burdens and delays in our operations.

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

In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Our common stock is traded on the OTC Pink marketplace, which is subject to greater volatility than a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.

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

As of November 1, 2015, we had 254,463 shares of Series A Preferred Stock outstanding, and our certificate of formation permit us to issue additional preferred stock, which could diminish the rights of holders of our common stock and restrict a takeover attempt that you may favor.

As of November 1, 2015, we had 254,463 shares of Series A Preferred Stock outstanding, and our certificate of formation authorizes the issuance of additional shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. The Series A Preferred Stock and any additional preferred stock may be issued on terms that are unfavorable to the holders of our common stock, including the grant of superior voting rights, the grant of preferences in favor of preferred shareholders in the payment of dividends and upon our liquidation and the designation of conversion rights that entitle holders of our preferred stock to convert their shares into our common stock on terms that are dilutive to holders of our common stock. The issuance of preferred stock in future offerings may make a takeover or change in control of us more difficult.

Because we are quoted on the OTC Pink marketplace instead of an exchange or national quotation system, our investors may have more difficulty selling their stock or may experience negative volatility in the market price of our stock.

Our common stock is traded on the OTC Pink marketplace, which is subject to greater volatility than a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, may have a negative effect on the market price for our common stock. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

We are currently prevented from paying cash dividends on the Series A Preferred Stock.

Although dividends on the Series A Preferred Stock are cumulative and arrearages will accrue until paid, holders of shares of Series A Preferred Stock will only receive cash dividends on the Series A Preferred Stock when, as and if declared by our board of directors, and if we have funds legally available for the payment of dividends under Texas law and such payment is not restricted or prohibited by law or the terms of any of our agreements, including the documents governing our indebtedness. Pursuant to the terms of our Credit Agreement, we may pay cash dividends on the Series A Preferred Stock so long as we are not otherwise in default under the Credit Agreement and payment of such cash dividends would not cause us to be in default under the Credit Agreement. Because the Company is currently in default under the Credit Facility, it cannot pay dividends on the Series A Preferred Stock. Future debt, contractual covenants or arrangements that we may enter into in the future may also restrict or prevent future dividend payments.

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

Permian Basin

The following description of our properties in the Permian Basin is presented as of June 30, 2015.

Madera Prospect. The Madera Prospect consists of 2,545 gross (566 net) acres in Lea County, New Mexico. RMR Operating is the operator of the Madera Prospect.

Tom Tom Area. We own oil and natural gas interests in approximately 8,300 gross (3,100 net) acres in the Tom Tom and Tomahawk fields in Chaves and Roosevelt Counties, New Mexico through our ownership of Cross Border. Cross Border is the operator of these leases. The target formation in the area is the San Andres reservoir, which is productive across the trend with the Cato field to the west and the Chaveroo field to the east.

Turkey Track Area. We own interests in 4,059 gross acres (351 net) in the Turkey Track Area in Eddy County, New Mexico through Cross Border. The primary targets in the Turkey Track Prospect are the 1st and 2nd Bone Spring reservoirs. The operator of the Turkey Track Prospect is Mewbourne Oil Company.

Lusk Area. We own interests in 1,921 gross acres (278 net) in the Lusk Area in Lea County, New Mexico through Cross Border. The primary targets in the Lusk Prospect are the 2nd Bone Spring and Delaware reservoirs. We operate one vertical well (0.2 net) that is producing from the Delaware reservoir. The other operators in the Lusk Prospect are Occidental Petroleum Corporation, Apache Corp., Cimarex Energy Co., and Concho Resources Inc.

Cowden Lease. We own oil and natural gas interests in 760 gross (370 net) acres plus 48 acres of surface property in the Cowden Lease in Ector County, Texas. The Cowden Lease is held by production. RMR Operating is the operator of the Cowden Lease. The Cowden Lease is located between the Harper and Donnelly San Andres fields on the Central Basin Platform and produces from the Grayburg and San Andres formations.

Shafter Lake Lease. We own oil and natural gas interests in 322 gross (94 net) acres within the Shafter Lake San Andres field in Andrews County, Texas. The Shafter Lake Lease is horizontally severed at 4,520 feet and is held by production. We own all rights from the surface of the land to approximately 4,520 feet below the surface of the land. RMR Operating is the operator of the Shafter Lake Lease.

Pawnee Prospect. We own oil and natural gas interests in 720 gross (360 net) acres in the Pawnee Prospect in Lea County, New Mexico. This acreage targets the Tansill, Yates and Delaware formations. RMR Operating is the operator of the Pawnee Prospect.

Other Non-Operated. Cross Border owns non-operated, oil and natural gas interests in 321,067 gross (9,725 net) acres in Chaves, Eddy, Lea and Roosevelt Counties, New Mexico of the Permian Basin. Current development of this acreage is focused on prospective Bone Spring acreage located in the heart of the 1st and 2nd Bone Spring play, which encompasses approximately 4,390 square miles across both New Mexico and Texas. Other non-operated development targets include the Queen, Grayburg, San Andres, Yeso, and Abo reservoirs. Our operating partners, which include Apache Corp., Mewbourne Oil Company, Concho Resources Inc., COG Operating LLC, LRE Operating, LLC, XTO Energy Inc., Cimarex Energy Co., and Occidental Petroleum Corporation, have significant footprints within these plays.

Onshore Gulf Coast

The following is a description of our properties in the onshore Gulf Coast as of June 30, 2015.

Villarreal Prospect. The Villarreal Prospect covers 1,099 gross (77 net) acres in Zapata County, Texas. ConocoPhillips Company is the operator of this prospect.

Frost Bank and Peal Ranch Prospects. The Frost Bank and Peal Ranch Prospects cover 2,926 gross (439 net) acres in Duval County, Texas. RMR Operating is the operator of the Frost Bank Prospect. The Peal Ranch Prospect is operated by White Oak Operating Company LLC.

Kansas

As of June 30, 2015, we owned oil and natural gas interests in 7,449 gross (3,725 net) acres in central Kansas.

New Mexico Non-Permian Minerals

Cross Border owns 536,526 gross (134,097 net) mineral acres in Hidalgo, Grant, Sierra, Socorro, and De Baca Counties, New Mexico. This mineral ownership carries no drilling commitments or leasehold obligations.

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

Summary of Oil and Natural Gas Reserves

Proved Reserves

The following table sets forth our estimated proved reserves.

	As of July 1, 2015
	Reserves
Estimated proved reserve data (1)(2)	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBoe)
Proved developed producing reserves	525	2,351	98	1,015
Proved developed non-producing reserves	81	121	1	102
Proved undeveloped reserves	763	956	38	960
Total proved reserves	1,369	3,428	137	2,077

(1)	Prices used are based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for each month in the period July 2014 through June 2015. For oil and NGL volumes, the average NYMEX spot price is $71.68 per Bbl. For natural gas volumes, the average Henry Hub spot price is $3.39 per MMBtu. Prices are adjusted for basis differentials, hydrocarbon quality, and transportation, processing, and gathering fees resulting in an oil price of $63.87 per barrel, natural gas liquids price of $23.80 per barrel, and natural gas price of $3.66 per Mcf. The adjusted oil, NGL and natural gas prices are held constant throughout the lives of the properties.

(2)	Proved reserves include 100% of the reserve quantities attributable to Cross Border.

The following table sets forth our estimated PV-10 and standardized measure of discounted net cash flows as of July 1, 2015.

(in thousands)	As of July 1, 2015
PV-10 (1)	$26,453
Standardized measure	$26,453

(1)	PV-10 is a non-GAAP financial measure as defined by the SEC. The closest GAAP measure to PV-10 is the standardized measure of discounted net cash flows. The standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. The following table provides a reconciliation of our PV-10 to our standardized measure:

(in thousands)	As of July 1, 2015
PV-10	$26,453
Future income taxes	—
Discount of future income taxes at 10% per annum	—
Standardized measure	$26,453

Estimates of proved developed and undeveloped reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. See “—Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process.”

At July 1, 2015, our estimated proved reserves were 2.1 MMBoe, consisting of 66% oil, which is a decrease of 49% compared to our proved reserves of 4.1 MMBoe at June 30, 2014. The decrease during fiscal 2015 was attributable to 2.0 MMBoe of divested reserves and 0.3 MMBoe of production, partially offset by 0.2 MMBoe added through field extensions and another 0.1 MMBoe of upward revisions.

Proved Undeveloped Reserves

At July 1, 2015, our estimated proved undeveloped reserves were 1.0 MMBoe, consisting of 79% oil, as compared to 2.0 MMBoe at June 30, 2014, consisting of 76% oil. During fiscal 2015, we added estimated proved undeveloped reserves of 0.2 MMBoe through field extensions. This addition was offset by 0.5 MMBoe of divested reserves, 0.1 MMBoe of proved undeveloped reserves converted to proved developed producing reserves, and 0.6 MMBoe of revisions. During the fiscal year ended June 30, 2015, we spent $2.2 million relating to the development of our proved undeveloped reserves. As of July 1, 2015, estimated future development costs relating to the development of our proved undeveloped reserves was $16.8 million. All of our currently identified proved undeveloped reserves are scheduled to be drilled by October 31, 2018.

Qualifications of Technical Persons and Internal Controls Over Reserves Estimation Process

Our July 1, 2015 reserve report was prepared by Cawley, Gillespie & Associates, Inc. (“CG&A”), independent petroleum engineers. CG&A estimated 100% of our proved reserves in accordance with petroleum engineering and evaluation principles set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserve Information promulgated by the Society of Petroleum Engineers (“SPE Standards”) and definitions and guidelines established by the SEC.

The technical persons responsible for preparing the reserves estimates presented herein meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards.

The principal person at CG&A who prepared the reserve report is Mr. Zane Meekins. Mr. Meekins has been a practicing consulting petroleum engineer at CG&A since 1989. Mr. Meekins is a Registered Professional Engineer in the State of Texas (License No. 71055) and has over 28 years of practical experience in petroleum engineering, with over 26 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 1987 with a Bachelor of Science degree in Petroleum Engineering. Mr. Meekins meets or exceeds the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the SPE Standards. He is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserve definitions and guidelines.

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

Estimates of oil and natural gas reserves are projections based on a process involving an independent third party engineering firm’s collection of all required geologic, geophysical, engineering and economic data, and such firm’s complete external preparation of all required estimates and are forward-looking in nature. These reports rely upon various assumptions, including assumptions required by the SEC, such as constant oil and natural gas prices, operating expenses and future capital costs. The process also requires assumptions relating to availability of funds and timing of capital expenditures for development of our proved undeveloped reserves. These reports should not be construed as the current market value of our reserves. The process of estimating oil and natural gas reserves is also dependent on geological, engineering and economic data for each reservoir. Because of the uncertainties inherent in the interpretation of this data, we cannot be certain that the reserves will ultimately be realized. Our actual results could differ materially. See “Note 15 – Supplemental Information Relating to Oil and Natural Gas Producing Activities (Unaudited)” to our audited consolidated financial statements for additional information regarding our oil and natural gas reserves.

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

Summary of Oil and Natural Gas Properties

Production, Price and Cost History

The following table sets forth summary information regarding our oil and natural gas sales, net production sold, average sales prices and production costs and expenses for the fiscal years ended June 30, 2015 and 2014 and May 31, 2013.

	Fiscal Year Ended,
	June 30, 2015	June 30, 2014	May 31, 2013 (1)
Net Production sold
Oil (Bbl)	155,604	185,522	83,143
Natural gas (Mcf)	682,706	882,606	645,609
Natural gas liquids (Bbl)	32,193	27,208	7,427
Total (Boe)	301,581	359,901	198,172

Average sales prices
Oil ($/Bbl)	$62.31	$93.47	$81.26
Natural gas ($/Mcf)	3.15	4.68	3.40
Natural gas liquids ($/Bbl)	23.91	32.78	29.62
Total average price ($/Boe)	$41.83	$62.51	$46.28

Average production costs ($/Boe)(2)	$11.70	$8.96	$8.93

(1)	The results for the fiscal year ended May 31, 2013 only include results and estimated production from Cross Border since February 1, 2013.
(2)	Calculated based on production cost, not including production taxes.

The following table provides a summary of our net production sold for oil and gas fields containing 15% or more of our total proved reserves as of June 30, 2015:

	Fiscal Year Ended,
	June 30, 2015	June 30, 2014	May 31, 2013 (1)
Madera
Oil (Bbl)	41,514	53,273	33,266
Natural gas (Mcf)	95,374	180,815	51,151
Natural gas liquids (Bbl)	17,801	14,531	4,357
Total (Boe)	75,211	97,940	46,148

Lusk
Oil (Bbl)	37,591	64,208	27,180
Natural gas (Mcf)	46,050	107,855	38,425
Natural gas liquids (Bbl)	10,660	10,358	1,226
Total (Boe)	55,926	92,542	34,810

Turkey Track
Oil (Bbl)	30,992	30,218	8,948
Natural gas (Mcf)	115,160	87,829	23,389
Natural gas liquids (Bbl)	1,472	1,877	543
Total (Boe)	51,657	46,733	13,389

(1)	The results for the fiscal year ended May 31, 2013 only include production from Cross Border since February 1, 2013.

Developed and Undeveloped Acreage

The following table presents our total gross and net developed and undeveloped acreage by region as of June 30, 2015:

	Developed Acres		Undeveloped Acres
	Gross (1)	Net (2)	Gross (1)	Net (2)
Permian Basin (3)	10,997	2,634	323,054	11,749
Onshore Gulf Coast	4,456	645	—	—
New Mexico Non-Permian (4)	—	—	536,526	134,097
Kansas	—	—	7,449	3,725
Total	15,453	3,279	867,029	149,571

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

(3)	Undeveloped acreage includes mineral ownership.

(4)	Reflects mineral ownership.

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

	Undeveloped Leasehold Acres		% of Total Undeveloped Leasehold Acres
As of June 30,	Gross (1)	Net (2)	Net (2)
2016	5,552	2,776	2%
2017	1,897	948	1%
2018	—	—	—
2019	—	—	—
2020	—	—	—

(1)	“Gross” means the total number of acres in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross acres.

Productive Wells

The following table presents the total gross and net productive wells by area and by oil or natural gas completion as of June 30, 2015. Cross Border owns royalty interests in 22 gross wells (average of 0.003), which have been excluded from these well counts.

	Oil Wells		Natural Gas Wells
	Gross (1)	Net (2)	Gross (1)	Net (2)
Permian Basin	172	36.5	40	3.2
Onshore Gulf Coast	—	—	34	5.4
Total	172	36.5	74	8.6

(1)	“Gross” means the total number of wells in which we have a working interest.

(2)	“Net” means the sum of the fractional working interests that we own in gross wells.

Drilling Activity

At June 30, 2015, we had one well (0.02 net) in progress.

The following table summarizes the number of net productive and dry development wells and net productive and dry exploratory wells we drilled during the periods indicated and refers to the number of wells completed during the period, regardless of when drilling was initiated.

	Development Wells		Exploratory Wells
Fiscal Year Ended,	Productive	Dry	Productive	Dry
June 30, 2015	1.01	—	1.00	4.00
June 30, 2014	1.95	—	—	—
May 31, 2013	1.56	—	2.96	—

Item 3. Legal Proceedings

Bloodworth Litgation

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

SEC Subpoena

On August 27, 2014, the Company received a subpoena from the Securities and Exchange Commission (the “SEC”). The subpoena seeks the production of various documents and information by the Company during the period January 1, 2011 through the date of production. The accompanying letter from the SEC states that the subpoena “should not be construed as an indication by the Commission or its staff that any violation of law has occurred, nor as a reflection upon any person, entity or security.” The Company provided responsive materials to the SEC in the first calendar quarter of 2015. The Company is unable to predict the duration, scope or result of the SEC’s investigation. The Company intends to cooperate fully with the SEC.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price for Our Common Stock

Our common stock is quoted on the OTC Pink marketplace under the symbol “RDMP.” The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Price Range
	High	Low
Fiscal Year 2015:
Fourth Quarter	$0.80	$0.40
Third Quarter	$1.55	$0.60
Second Quarter	$4.25	$1.22
First Quarter	$5.70	$3.27
Fiscal Year 2014:
Fourth Quarter	$5.30	$3.50
Third Quarter	$5.80	$4.12
Second Quarter	$6.50	$4.00
First Quarter (includes the one month ended June 30, 2013)	$8.20	$4.80

Holders

As of November 1, 2015, we had 14,857,488 shares of common stock outstanding, and our outstanding shares of common stock were held by approximately 81 stockholder accounts of record. This number does not include beneficial owners holding shares in “street” or “nominee” name.

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

Item 6. Selected Financial Data

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a Dallas-based company with oil and natural gas properties in the Permian Basin of West Texas and Southeast New Mexico, the onshore Gulf Coast of Texas and Kansas.

In light of the Company's limited activities, the Company has determined that it is advisable to terminate the registration of its securities under the Exchange Act. The Company anticipates filing a Form 15 with the SEC to effect the deregistration on or about November 13, 2015. After careful consideration, the Board of Directors decided to deregister based on its belief that the savings the Company will achieve as a result of deregistration, particularly on costs related to the preparation and filing of SEC reports and compliance with Sarbanes-Oxley obligations, will benefit shareholders, and such benefits will outweigh any advantages of continuing as an SEC reporting company. Upon the filing of the Form 15, the Company's obligation to file periodic and current reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will be suspended.

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

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest. As of June 30, 2015 and 2014, all of our debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

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

Oil and Gas Properties

Effective June 1, 2011, we follow the successful efforts method of accounting for our oil and natural gas producing activities. The change in accounting principle has been applied retroactively to prior periods. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If we determine that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at July 1, 2015 or 2014 or June 1, 2013. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. We capitalize interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through June 30, 2015, we had capitalized no interest costs because our exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Noncontrolling Interests

Subsequent to January 28, 2013, we account for the noncontrolling interest in Cross Border in accordance with ASC Topic 810, Consolidation (“ASC 810”). ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owner. In addition, this guidance provides for increases and decreases in our controlling financial interests in consolidated subsidiaries to be reported in equity similar to treasury stock transactions.

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

Results of Operations

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

Revenues

Oil and Natural Gas Sales. During the fiscal year ended June 30, 2015, we had oil and natural gas sales of $12.7 million, as compared to $22.5 million during the fiscal year ended June 30, 2014. The decrease in oil and natural gas sales was primarily attributable to lower commodity prices, depletion and the sale of assets during fiscal 2015.

Costs and Expenses

Exploration Expense. Exploration expense was $1.6 million for the fiscal year ended June 30, 2015, as compared to $1.2 million for the fiscal year ended June 30, 2014. The increase was primarily attributable to seismic costs and dry hole expense.

Production Taxes. Production taxes were $1.0 million for the fiscal year ended June 30, 2015, as compared to $2.1 million for the fiscal year ended June 30, 2014. The decrease was primarily attributable to lower commodity prices, depletion and the sale of assets.

Lease Operating Expenses. During the fiscal year ended June 30, 2015, we incurred lease operating expenses of $3.5 million, as compared to $3.2 million during the fiscal year ended June 30, 2014. The increase in lease operating expenses was attributable to costs related to new Madera wells and additional workover expense, partially offset by the sale of assets.

Natural Gas Transportation and Marketing Expenses. For the fiscal year ended June 30, 2015, natural gas transportation and marketing expenses remained flat at $0.2 million, as compared to the fiscal year ended June 30, 2014.

Depreciation, Depletion, Amortization and Impairment. For the fiscal year ended June 30, 2015, depreciation, depletion, amortization and impairment was $36.5 million, as compared to $9.7 million for the fiscal year ended June 30, 2014. The increase in depreciation, depletion, amortization and impairment was attributable to the impairment of our oil and gas assets resulting from significantly lower oil and gas prices.

General and Administrative Expense. General and administrative expense was $6.9 million for the fiscal year ended June 30, 2015, as compared to $8.6 million for the fiscal year ended June 30, 2014. The decrease in general and administrative expense was due primarily to lower personnel costs, professional fees and litigation expense.

Other Expense. Other expense was $5.9 million for the fiscal year ended June 30, 2015, as compared to other expense of $6.2 million for the fiscal year ended June 30, 2014. The decrease in other expense was primarily attributable to lower interest expense and loss on extinguishment of preferred stock partially offset by increased impairment of debentures.

Liquidity and Capital Resources

General

Our primary source of liquidity for fiscal 2015 was borrowings under our Credit Facility. Due to the significant decline in oil prices since 2014, we have had limited access to capital to execute our capital development plan. We are currently evaluating future options and strategic plans.

Liquidity

At June 30, 2015, we had $1.0 million in cash and cash equivalents and $17.6 million of total indebtedness, consisting of $12.4 million under the Credit Facility and $5.2 million of Series A Preferred Stock, net of a discount of $1.2 million. At June 30, 2015, we had a working capital deficit of $14.4 million compared to a working capital deficit of $2.4 million at June 30, 2014.

Cash Flows

Net cash used in operating activities was $3.5 million for the fiscal year ended June 30, 2015, compared to $2.9 million for the fiscal year ended June 30, 2014. The increase in net cash used in operating activities was primarily due to decreased sales volumes resulting from the divestiture of oil and gas assets and significantly lower oil and gas prices.

Net cash provided by investing activities was $17.2 million for the fiscal year ended June 30, 2015, compared to net cash used in investing activities of $17.2 million for the fiscal year ended June 30, 2014 due to divestiture of oil and gas assets partially offset by capital expenditures for investment in oil and gas properties.

Net cash used in financing activities was $14.4 million for the fiscal year ended June 30, 2015, as compared to net cash provided by financing activities of $15.5 million for the fiscal year ended June 30, 2014. Net cash used in financing activities for the fiscal year ended June 30, 2015 was primarily comprised of $15.4 million of payments under the Senior Credit Facility, partially offset by a $1.0 million draw under the Senior Credit Facility.

Indebtedness

Credit Facility. The Credit Agreement with the Borrowers and the Lender provides for the Credit Facility with a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of June 30, 2015, the borrowing base and commitment were $12.4 million. The commitment is subject to monthly commitment reductions of $125,000 starting July 1, 2015.

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

Amounts outstanding under the Credit Facility may be accelerated and become immediately due and payable upon specified events of default of Borrowers, including, among other things, a default in the payment of principal, interest or other amounts due under the Credit Facility, certain loan documents or hydrocarbon hedge agreements, a material inaccuracy of a representation or warranty, a breach of a covenant, a default with regard to certain loan documents which remains unremedied for a period of 30 days following notice, a default in the payment of other indebtedness of the Borrowers of $200,000 or more, bankruptcy or insolvency, certain changes in control, failure of the Lender’s security interest in any portion of the collateral with a value greater than $500,000, cessation of any security document to be in full force and effect, or Alan Barksdale ceasing to be Red Mountain’s Chief Executive Officer or Chairman of Cross Border and not being replaced with an officer acceptable to the Lender within 30 days.

Pursuant to the Credit Agreement, at least one of the Borrowers is required to have acceptable hydrocarbon hedge agreements in place at all times effectively hedging at least 50% of the oil volumes of the Borrowers, derived from the most recent third party engineering report received by Lender covering a period of not less than eighteen (18) consecutive months.

As of June 30, 2015, the Borrowers had collectively borrowed $12.4 million and had no availability under the Credit Facility. The Company was not in compliance with all of the financial covenants under the Credit Facility described above at June 30, 2015. As a result, the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the Borrowers. As a result, we have included a "going concern" note in our consolidated financial statements. The Company has recorded the full amount of its outstanding borrowings under the Credit Facility as a current liability on its Consolidated Balance Sheet as of June 30, 2015 because the facility matures in February 2016.

Series A Preferred Stock. As of June 30, 2015, we had 254,463 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is mandatorily redeemable and is not convertible into shares of our common stock. We classify the Series A Preferred Stock as a long-term liability, and we record dividends paid or accrued as interest expense in our condensed consolidated statements of operations. Because we are in default under the Credit Facility, as described above, we cannot pay dividends on the Series A Preferred Stock.

In August 2013, we closed offerings issuing 476,687 Units. Each Unit consisted of one share of Series A Preferred Stock and one warrant to purchase up to 2.5 shares of common stock. The warrants are exercisable until the earlier of August 2016 or (ii) the first trading day that is at least 30 days after the date that we have provided notice to the holders of the warrants by filing a Current Report on Form 8-K stating that the common stock has (A) achieved a 20 trading day volume weighted average price of $15.00 per share or more and (B) traded, in the aggregate, 300,000 shares or more over the same 20 consecutive trading days for which the 20 trading day volume weighted average price was calculated; provided, that clause (ii) shall only be applicable so long as a warrant is exercisable for shares of common stock. The warrants have an exercise price of $10.00 per share. The warrants issued with the Series A Preferred Stock were valued at $2.4 million. The value of the warrants is treated as a discount to the Series A Preferred Stock and will be accreted over the life of the mandatorily redeemable preferred stock. Management determined the fair value using a probability weighted Black-Scholes option model with a volatility based on the historical closing price of common stock of industry peers and the closing price of our common stock on the OTCBB on the date of issuance. The volatility and remaining term was approximately 55% and three years, respectively.

The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $6.4 million.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined by Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 and, based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015 based on criteria established in Internal Control — Integrated Framework created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015 because of the identification of the material weaknesses identified below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis. During the course of our assessment, management identified the following material weaknesses:

●	Lack of appropriate accounting personnel to properly design and implement internal control procedures over financial reporting.

●	Lack of sufficient review of accounting schedules to properly prevent and detect errors.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Management’s Plan for Remediation of Our Material Weaknesses

On November 13, 2015, our Board of Directors voted to voluntarily deregister our securities under the Exchange Act and become a non-reporting company. In connection therewith, the Board of Directors approved the filing with the SEC of a Form 15 to voluntarily deregister our securities under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. We expect to file the Form 15 on or about November 13, 2015. We expect that our obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities will terminate effective 90 days after the filing of the Form 15. To the extent the Company does not complete the deregistration process as anticipated, management will assess its plans for remediation of the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

Due to a reduction in staffing, there have been changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Additionally, the Company anticipates a further reduction in staff that is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information about the Company’s current directors and executive officers:

Name	Age	Position
Alan W. Barksdale	38	President, Chief Executive Officer and Chairman of the Board of Directors
Hilda D. Kouvelis	52	Chief Accounting Officer and Executive Vice President
David M. Heikkinen	44	Director
Richard Y. Roberts	64	Director
Paul N. Vassilakos	39	Director
Frank Yates, Jr.	59	Director

Alan W. Barksdale has been our President, Chief Executive Officer and Chairman of the Board since June 2011 and served as our Interim Acting Chief Financial Officer from June 2011 to August 2011. Mr. Barksdale has also served as President of Black Rock Capital, Inc., our wholly owned subsidiary (“Black Rock”), since May 2010. Mr. Barksdale has also been the owner and president of StoneStreet Group, Inc. (“StoneStreet”) and president and manager of StoneStreet Operating Company, LLC (“StoneStreet Operating”), since 2008. Mr. Barksdale has also been the president of AWB Enterprises, Inc., a holding company that owns a percentage of StoneStreet Operating, since November 2011. From January 2004 to April 2010, Mr. Barksdale served as a director in the Capital Markets Group of Crews & Associates, an investment banking firm. From August 2003 to October 2003, Mr. Barksdale served as an investment banker at Stephens Inc., an investment banking firm. From 2002 to 2003, Mr. Barksdale was an investment banker at Crews & Associates. Mr. Barksdale has served as the Non-Executive Chairman of the Board for Cross Border Resources, Inc. (“Cross Border”), an oil and gas exploration company and majority owned subsidiary of the Company, since May 2012. We believe that Mr. Barksdale’s experience in operating, managing, financing and investing in more than 200 wells in Kansas, Louisiana, New Mexico and Texas, combined with his over ten years of capital markets experience and contacts and relationships, provides our Board with management and operational direction.

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

David M. Heikkinen has been a director since April 2013. Mr. Heikkinen has served as the Chief Executive Officer of Heikkinen Energy Advisors, LLC, an institutional equity research and investment advisory firm, since he founded it in July 2012. From December 2005 to February 2012, Mr. Heikkinen served as Head of Exploration and Production Research for Tudor, Pickering, Holt & Co., an integrated energy investment and merchant bank, providing advice and services to institutional and corporate clients. From February 2000 to December 2005, Mr. Heikkinen served as the Exploration and Production Analyst for Capital One Southcoast, Inc., an energy investment banking boutique. From January 1994 to February 2000, Mr. Heikkinen held various engineering roles with Shell Offshore Inc. and Shell International Exploration and Production. In addition, Mr. Heikkinen has served as a director of Taos Resources, a Houston-based oil and gas exploration and production company within the past five years. We believe our Board benefits from Mr. Heikkinen’s extensive capital markets experience in the oil and gas industry.

Richard Y. Roberts has been a director since October 2011. Mr. Roberts co-founded a regulatory and legislative consulting firm, Roberts, Raheb & Gradler LLC, in March 2006. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to March 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the SEC. Mr. Roberts is currently a director of Long Island Iced Tea Corp. (“LTEA”), and was a director of Cullen Agricultural Holding Corp. (“CAH”) prior to its merger with LTEA. He was a director of Nyfix, Inc. from September 2005 to December 2009 and Triplecrown Acquisition Corp. from June 2007 to October 2009. Mr. Roberts’ experience at the SEC, and his experience as a director of other public companies, as well as his professional contacts and relationships, provides our Board with necessary insight into the requirements and needs of an emerging public company.

Paul N. Vassilakos has been a director since October 2011. Mr. Vassilakos also previously served as our interim President and Chief Executive Officer from February 2011 to March 2011. From November 2011 through February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer and director of Soton Holdings Group, Inc., a publicly held company now known as Rio Bravo Oil, Inc. Mr. Vassilakos has been the assistant treasurer of CAH since October 2009 and the Chief Executive Officer and a director of CAH since November 2013 and has continued in these roles with LTEA after its merger with CAH. In July 2007, Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm providing investment banking services, and has served as its president since its formation. Mr. Vassilakos also founded and, since December 2006, serves as the vice president of Petrina Properties Ltd., a privately held real estate holding company. From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. Mr. Vassilakos has also served on the board of directors of Cross Border since May 2012. Mr. Vassilakos brings extensive public company and capital markets experience, as well as his professional contacts and experience, to our Board.

Frank Yates, Jr. has been a director since June 2014. Mr. Yates has been Manager of Yates Industries, LLC, a single member investment company, since 1999 and has served as Chairman of the Board of Taos Resources, a Houston-based oil and gas exploration and production company, since June 2013. From 1992 to 2007, he served as Vice President and, in 2007 and 2008, as President of Yates Petroleum Corporation, an independent oil and gas exploration and production company producing over 50,000 barrels of oil equivalent per day. From 1986 to September 2009, he served as President of MYCO Industries, Inc., associated with Yates Petroleum Corp in the oil and gas industry.

Board Committees

On July 21, 2014, the Board established an audit committee, compensation committee and nominating and corporate governance committee. The written charter for each committee and our code of conduct and ethics are posted and available on our website at www.redmountainresources.com. Shareholders may request copies of these corporate governance documents, free of charge, by writing to our Corporate Secretary at 14282 Gillis Road, Farmers Branch, Texas 75244.

Audit Committee Functions

The audit committee is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of our financial statements. The audit committee is also directly responsible for the appointment, compensation, retention and oversight of the work of our independent auditors, including the resolution of disagreements between management and the auditors regarding financial reporting. Additionally, the audit committee approves all related-party transactions that are required to be disclosed pursuant to Item 404 of Regulation S-K. The audit committee currently consists of Mr. Heikkinen, who acts as chair, Mr. Vassilakos and Mr. Yates. All members of the audit committee have been determined to be financially literate and to meet the appropriate NASDAQ and SEC standards for independence. The Board has determined that each of Messrs. Heikkinen and Vassilakos is an “audit committee financial expert” in accordance with SEC rules.

Compensation Committee Functions

The compensation committee is responsible for, among other things, annually reviewing and recommending to the Board the salaries and other compensation of our executive officers, including our Chief Executive Officer. The compensation committee is also responsible for reviewing and recommending to the Board the compensation of our non-employee directors and overseeing regulatory compliance with respect to compensation matters. The compensation committee also produces annual reports on executive compensation for inclusion in our proxy statement. The compensation committee currently consists of Mr. Roberts, who acts as chair, and Mr. Heikkinen. All members of the compensation committee have been determined to meet the appropriate NASDAQ standards for independence.

Nominating and Corporate Governance Committee Functions

The nominating and corporate governance committee is responsible for, among other things, evaluating and recommending to the Board qualified nominees for election as directors and qualified directors for committee membership, as well as developing and recommending to the Board corporate governance principles applicable to the Company. The nominating and corporate governance committee currently consists of Mr. Vassilakos, who acts as chair, and Mr. Roberts. All members of the nominating and corporate governance committee have been determined to meet the appropriate NASDAQ standards for independence.

The nominating and corporate governance committee identifies individuals qualified to become members of the Board and recommend candidates to the Board to fill new or vacant positions. Except as may be required by rules promulgated by NASDAQ or the SEC, there are currently no specific, minimum qualifications that must be met by each candidate for the Board, nor are there specific qualities or skills that are necessary for one or more of the members of the Board to possess. In recommending candidates, the nominating and corporate governance committee considers such factors as it deems appropriate, including possible conflicts of interest.

Board and Committee Meetings

Our Board met 8 times during the fiscal year ended June 30, 2015. During fiscal 2015, each director attended 75% or more of the aggregate number of meetings held by our Board. The Board’s independent directors did not meet separately from the Board meetings that were held during fiscal 2015.

We do not have a formal policy respecting attendance by our Board at annual meetings of the shareholders. However, we attempt to schedule our annual meetings so that all of our directors can attend and encourage them to do so. All of the then-current members of our Board attended the Company’s 2014 Annual Meeting of Shareholders.

Board Leadership Structure and Role in Risk Oversight

Mr. Barksdale serves both as our Chief Executive Officer and Chairman of the Board. At this time, our Board believes that the Company is best served by having one person serve as both chief executive officer and the chairman because this structure provides unified leadership and direction. Given Mr. Barksdale’s extensive experience in operating, managing, financing and investing in oil and natural gas wells and his capital markets experience, Mr. Barksdale is uniquely situated to provide day-to-day operational guidance, as well as broader strategic and management direction for the Company. His knowledge of the Company’s daily operations as Chief Executive Officer ensures that key business issues are brought to our Board’s attention and prioritized as appropriate for the Company’s success. Our Board has not appointed a lead independent director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Based solely on our review of Forms 3, 4 and 5 furnished to us as required under the rules of the Exchange Act and representations to us from our executive officers and directors, we have no knowledge of any failure to report on a timely basis any transaction required to be disclosed under Section 16(a) during fiscal 2015.

Item 11. Executive Compensation

FISCAL 2015 AND 2014 SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation of our named executive officers for the fiscal years ended June 30, 2015 and 2014. For fiscal 2015, our named executive officers consist of: (i) our President and Chief Executive Officer, and (ii) our Chief Accounting Officer and Executive Vice President. We do not have any other executive officers.

Name and Principal Position	Period Ended	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Alan Barksdale (1)	June 30, 2015	300,000	—	—	21,000	(2)(3)	321,000
President and Chief Executive Officer	June 30, 2014	300,000	—	—	30,000	(2)(3)	330,000
Hilda D. Kouvelis (4)	June 30, 2015	200,000	—	—	—		200,000
Chief Accounting Officer and Executive Vice President	June 30, 2014	200,000	20,000	—	—		220,000

(1)	Mr. Barksdale has served as Chief Executive Officer since June 22, 2011 and as President since July 25, 2012.

(2)	Includes $3,000 for fiscal 2015 and $12,000 for fiscal 2014 received from Cross Border, a subsidiary of the Company, for services as a director of Cross Border.

(3)	Includes vehicle allowance.

(4)	Ms. Kouvelis has served as our Chief Accounting Officer and Executive Vice President since February 7, 2012.

Ms. Kouvelis entered into an employment agreement with us effective February 1, 2012. Under the agreement, Ms. Kouvelis serves as our Chief Accounting Officer. The agreement provides for Ms. Kouvelis to receive a base salary of $170,000 per year. On July 25, 2012, the Board appointed Ms. Kouvelis as Executive Vice President of the Company and its subsidiaries and on July 27, 2012, her employment agreement was amended to increase to her base salary to $200,000. Pursuant to the employment agreement, Ms. Kouvelis is entitled to receive an annual performance bonus based on performance objectives and parameters to be determined by the Board. The performance bonus is payable in cash, shares of our common stock, or a combination thereof as determined by the Board. Ms. Kouvelis is also entitled to receive an initial stock option grant in an amount to be determined by the Board with a value of not less than $42,500. As of November 1, 2015, neither the performance objectives and parameters nor the size of the initial stock option grant had been determined. Pursuant to the employment agreement, Ms. Kouvelis is entitled to receive additional equity grants in the discretion of our Board on the same basis as other similarly situated senior executives. We are required to provide Ms. Kouvelis with disability, accident, medical, life and hospitalization insurance, as well as other benefits provided to similarly situated senior executives. If Ms. Kouvelis is terminated by us without “cause” or by Ms. Kouvelis for “good reason” (as each term is defined below), she will be entitled to receive a lump sum payment equal to the lesser of six months of her base salary or the base salary for the remainder of the term. Under the agreement, Ms. Kouvelis is prohibited from disclosing confidential information about us and she has agreed not to compete with us during the term of her employment and for six months thereafter. The agreement expired on January 31, 2015 and was not renewed.

“Cause” in Ms. Kouvelis’ employment agreement is defined as the conviction by the executive of any felony or crime involving moral turpitude, the executive’s willful and intentional failure or refusal to follow instructions of the Board, a material breach in the performance of the executive’s obligations under the agreement, the executive’s violation of any of our written policies if the executive knows or should know such action constitutes a violation thereof, or the executive’s act of misappropriation, embezzlement, intentional fraud or similar conduct, or other dishonest conduct in his or her relations with us. “Good reason” in each of the employment agreement is defined as a material reduction in the executive’s salary or benefits or duties, authority or responsibilities (and the Company’s failure to cure such circumstances within no less than 10 days of the Company receiving written notice from the executive of the obligation to do so), the relocation of the executive’s work location to a location more than 50 miles from the executive’s current location, or the failure of a successor to assume and perform under the agreement.

Long-Term Incentive Plan

The Red Mountain Resources, Inc. 2012 Long-Term Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, and dividend equivalent rights, which may be granted singly, in combination, or in tandem. The Incentive Plan is intended to enable the Company to remain competitive and innovative in the Company’s ability to attract, motivate, reward, and retain the services of key employees, certain key contractors, and outside directors. As of June 30, 2015, no awards had been issued under the Incentive Plan, and there were 820,000 shares of common stock available for issuance under the Incentive Plan.

Potential Payments Upon Termination or Change of Control

As of June 30, 2015, neither of our named executive officers were entitled to any potential payments upon termination or a change of control.

Director Compensation

The following is a summary of our director compensation program for the fiscal year ended June 30, 2015. For the first fiscal quarter ended September 20, 2014, each director received a cash fee of $8,750. Subsequently, the compensation committee determined to cease payments of cash fees to our non-employee directors. In addition, each non-employee director annually earned $76,250 to be paid in shares of our common stock at a price equal to the last sales price of our common stock on the OTC Pink marketplace on the date of issuance. The stock grant is earned annually on June 30th of each year (or the next business day if June 30th is not a business day) and pro-rated for partial service in any given year. The term of office for each director is one year, or until his or her successor is elected at our annual shareholders meeting and qualified.

DIRECTOR COMPENSATION TABLE

The table below reflects compensation paid to non-employee directors for the fiscal year ended June 30, 2015. Mr. Barksdale serves as a director and our President and Chief Executive Officer. As such, information about his compensation is listed in the Fiscal 2015 and 2014 Summary Compensation Table above. Mr. Barksdale did not receive any additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
David M. Heikkinen	8,750	76,250	85,000
Richard Y. Roberts	8,750	76,250	85,000
Paul N. Vassilakos	8,750	76,250	85,000
Frank Yates, Jr.	8,750	76,250	85,000

(1)	Consists of shares of common stock earned by the directors on June 30, 2015 pursuant to our director compensation program. These stock awards have not been issued as of November 1, 2015.

(2)	The amounts shown were not actually paid to the directors. Rather, as required by the rules of the SEC, the amounts represent the aggregate grant date fair value of the shares of common stock awarded to each of them in fiscal 2015. These values were determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of November 1, 2015 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our named executive officers and directors and (iii) all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)(3)		Percentage of Outstanding Common Stock (2)(3)
Alan W. Barksdale	1,102,239	(4)(5)	7.5%
Hilda D. Kouvelis	—		—
David M. Heikkinen	—		—
Richard Y. Roberts	2,045		*
Paul N. Vassilakos	7,045		*
Frank Yates, Jr.	—		—
All executive officers and directors as a group (6 persons)	1,111,329		7.5%

StoneStreet Group, Inc.	1,101,250	(4)(5)	7.4%
14282 Gillis Rd.
Farmers Branch, Texas 75244

Sophia Company Inc.	2,224,863	(6)(7)	14.8%
Sterling House, 16 Wesley Street
Hamilton, HM 11 Bermuda

Blue Jays Stiftung	2,224,863	(6)(7)	14.8%
Landstrasse 99
Postfach 532
FL-9494 Schaan
Liechtenstein

*	Less than one percent.
(1)	Unless noted otherwise, the address for the above individuals is 14282 Gillis Rd., Farmers Branch, Texas 75244.

(2)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Exchange Act. Unless otherwise specified, beneficial ownership information is based on the most recent Forms 3, 4 and 5 and Schedule 13D and 13G filings with the SEC and reports made directly to the Company. The number of shares shown as beneficially owned includes shares of common stock that may be acquired upon exercise of warrants within 60 days after November 1, 2015. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	The percentages indicated are based on 14,857,488 shares of common stock outstanding on November 1, 2015. Shares of common stock that may be acquired upon exercise of warrants within 60 days after November 1, 2015 are deemed outstanding for computing the percentage of the person or entity holding such warrants but are not outstanding for computing the percentage of any other person or entity.

(4)	Includes 1,101,250 shares of common stock owned directly by StoneStreet. Alan Barksdale (our President, Chief Executive Officer and Chairman of the Board) is the sole shareholder and president of StoneStreet and may be deemed to beneficially own the shares beneficially owned by StoneStreet. Also includes 989 shares of common stock owned directly by AWB Enterprises, Inc. Alan Barksdale is the sole shareholder of AWB Enterprises, Inc. and may be deemed to beneficially own the shares beneficially owned by AWB Enterprises, Inc.

(5)	Includes 500 warrants exercisable for 1,250 shares of our common stock.

(6)	Based on information contained in the Schedule 13G filed with the SEC on October 24, 2014 by Sophia Company Inc. and Blue Jays Stiftung, which indicates that (i) Sophia Company Inc. has sole voting and dispositive power over 2,224,863 shares of our common stock, and (ii) Blue Jays Stiftung has shared voting and dispositive power over 2,224,863 shares of our common stock.

(7)	Includes 88,889 warrants exercisable for 222,222 shares of our common stock.

Equity Compensation Plans

The following table sets forth the number of shares of common stock available for future issuance under the Incentive Plan at June 30, 2015. No awards had been issued under the Incentive Plan as of June 30, 2015.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuable Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(c)
Equity compensation plans approved by security holders	—	—	820,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	820,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Company entered into an arrangement with R.K. Ford and Associates and Cabal Energy relating to the operations of the Good Chief State #1 and Big Brave State #1 wells, and a contract for drilling services with Western Drilling Inc. on our Madera 24-2H well. At the time, each of these entities were owned or partially owned by Randell K. Ford, our then-current director. Mr. Ford passed away on December 14, 2013. During the fiscal years ended June 30, 2015 and 2014, the Company paid an aggregate of $0 and $2.9 million, respectively, to these entities for engineering, drilling and completion services.

In addition, the Company was a party to a lease agreement with R.K. Ford and Associates, pursuant to which the Company leased office space in Midland, Texas. During the fiscal year ended June 30, 2014, the Company paid $2,100 to R.K. Ford and Associates pursuant to the lease agreement. The lease agreement expired in July 2013.

The Company entered into a master service agreement with Integrity Well Services LLC (“Integrity”) pursuant to which Integrity provides well services to us. This entity is partially owned by Tommy Folsom, formerly the Executive Vice President and Director of Exploration and Production for RMR Operating, LLC, our subsidiary, and formerly the Executive Vice President and Director of Exploration and Production for us. During fiscal years ended June 30, 2015 and 2014, the Company paid approximately $0 and $313,000, respectively, to Integrity pursuant to the master service agreement.

Enerstar, a company owned by Mr. Folsom, owns an overriding royalty interest in our Madera Prospect. During the fiscal years ended June 30, 2015 and 2014, the Company paid royalties of approximately $11,900 and $15,000, respectively, to Enerstar.

Director Independence

The standards relied upon by the Board in determining whether a director is “independent” are those set forth in the rules of the NASDAQ Capital Market. The corporate governance rules of the NASDAQ Capital Market require that a majority of the Board consist of directors who are “independent” of us. The Board has determined each of Messrs. Heikkinen, Roberts, Vassilakos and Yates qualify as “independent” under the NASDAQ standards for determining independence under the corporate governance rules of the NASDAQ Capital Market.

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services provided to us by Hein & Associates, LLP, our principal accountant for the fiscal years ended June 30, 2015 and 2014 were as follows:

	Fiscal Year Ended
	June 30, 2015	June 30, 2014
Audit Fees (1)	$171,131	$569,635
Audit-Related Fees (2)	—	—
Tax Fees (3)	11,623	90,123
All Other Fees	—	—
Total	$182,754	$659,758

(1)	Audit services billed consisted of the audits of our annual consolidated financial statements and reviews of our quarterly condensed consolidated financial statements.

(2)	Audit-related fees principally include costs incurred related to audit-related work regarding proposed acquisitions.

(3)	Tax fees include tax compliance and tax planning.

Audit Committee Approval

Our Board has adopted a procedure for pre-approval of all fees charged by its independent registered public accounting firm. Under the procedure, the audit committee of our Board approves the engagement letter with respect to auditing services and internal control-related services. Other fees are subject to pre-approval by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	1.	Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended June 30, 2015 and 2014

Notes to Consolidated Financial Statements

2.	Exhibits required to be filed by Item 601 of Regulation S-K

The exhibits required to be filed by this Item 15 are set forth in the Exhibit Index accompanying this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Red Mountain Resources, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Red Mountain Resources, Inc. (“the Company”) and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ and members’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Red Mountain Resources, Inc. and subsidiaries as of June 30, 2015 and 2014 and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit of $14.4 million. The Company is currently in default on their Credit Facility. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein & Associates LLP

Dallas, Texas

November 13, 2015

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

ASSETS	June 30, 2015	June 30, 2014
Current Assets:
Cash and cash equivalents	$943	$1,682
Accounts receivable – oil and natural gas sales	1,436	3,186
Accounts receivable – joint interest	949	1,645
Prepaid expenses and other current assets	670	527
Commodities derivative asset – current	190	37
Deferred tax asset – current	—	368
Total current assets	4,188	7,445

Long-Term Investments:
Debentures – held to maturity	773	4,820

Oil and Natural Gas Properties, Successful Efforts Method:
Proved properties	44,483	82,362
Unproved properties	11,458	19,109
Other property and equipment	1,112	1,196
Less accumulated depreciation, depletion, amortization and impairment	(30,031)	(19,497)
Oil and natural gas properties, net	27,022	83,170

Other Assets:
Restricted cash, long-term	874	493
Debt issuance costs	632	1,101
Security deposit and other assets	62	197
Total Assets	$33,551	$97,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,041	$3,536
Revenues payable	920	1,673
Accrued expenses	1,552	2,035
Line of credit, current	12,400	—
Commodities derivative liability	—	121
Dividend payable	581	179
Asset retirement obligation – current	—	214
Environmental remediation liability – current	2,057	2,067
Total current liabilities	18,551	9,825

Long-Term Liabilities:
Mandatorily redeemable preferred stock, net of discount of $1,173 and $1,561	5,189	4,801
Stock issuance liability	50	—
Line of credit, net of current portion	—	26,800
Deferred tax liability – long-term	—	409
Asset retirement obligation, net of current portion	2,931	5,531
Total long-term liabilities	8,170	37,541
Total Liabilities	26,721	47,366
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.00001 par value; 50,000 shares authorized; 14,857 shares issued and outstanding as of June 30, 2015 and June 30, 2014	1	1
Noncontrolling interest	3,217	6,076
Additional paid-in capital	78,105	78,105
Accumulated deficit	(74,493)	(34,322)
Total stockholders’ equity	6,830	49,860
Total Liabilities and Stockholders’ Equity	$33,551	$97,226

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30, 2015	June 30, 2014
Revenue:
Oil and natural gas sales	$12,738	$22,498

Operating Expenses:
Exploration expense	1,569	1,193
Production taxes	1,011	2,116
Lease operating expenses	3,529	3,224
Natural gas transportation and marketing expenses	195	183
Depreciation, depletion, amortization and impairment	36,538	9,694
Accretion of discount on asset retirement obligation	131	267
General and administrative expense	6,935	8,584
Total operating expenses	49,908	25,261
Loss from Operations	(37,170)	(2,763)

Other Income (Expense):
Loss on extinguishment of mandatorily redeemable preferred stock	—	(2,281)
Interest expense	(2,606)	(3,363)
Impairment of debentures	(3,787)	—
Gain (loss) on derivatives	574	(544)
Loss on sale of assets	(85)	—
Total Other Expense	(5,904)	(6,188)

Loss Before Income Taxes	(43,074)	(8,951)
Income tax provision	44	(44)
Net loss	(43,030)	(8,995)
Net income/(loss) attributable to noncontrolling interest	(2,860)	513
Net loss attributable to Red Mountain Resources, Inc.	$(40,170)	$(9,508)
Basic and diluted loss per common share	$(2.70)	$(0.70)
Basic and diluted weighted average common shares outstanding	14,857	13,626

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	June 30, 2015	June 30, 2014
Cash Flow From Operating Activities:
Net loss	$(43,030)	$(8,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and impairment	36,538	9,694
Issuance of stock for consulting services	—	194
Dividend declared for preferred shares	402	179
Loss on extinguishment of mandatorily redeemable preferred stock	—	2,281
Deferred income tax expense	(41)	44
Accretion of discount on asset retirement obligation	131	267
Amortization of debt issuance costs	857	1,449
Change in fair value of commodity derivatives	(274)	216
Impairment on debentures	3,787	—
Change in working capital:
Accounts receivable—oil and natural gas sales	1,750	1,487
Accounts receivable—joint interest	697	21
Prepaid expenses and other current assets	(8)	467
Accounts payable	(3,517)	(5,268)
Accrued expenses	(438)	858
Restricted cash	(381)	41
Net cash used in operating activities	(3,527)	(2,853)

Cash Flow From Investing Activities:
Additions to oil and natural gas properties	(8,120)	(17,033)
Interest received on debentures	260	—
Divestiture of oil and natural gas properties	25,000	—
Other property and equipment	84	(136)
Settlement of asset retirement obligations	(36)	(2)
Net cash provided by (used in) investing activities	17,188	(17,171)

Cash Flow From Financing Activities:
Proceeds from issuance of common shares, net of issuance costs	—	3,606
Draws on line of credit	1,000	12,000
Payments under line of credit	(15,400)	(5,000)
Payments on notes payable	—	(2,000)
Issuance costs of notes payable	—	(157)
Issuance of preferred stock, net of expenses	—	7,095
Net cash provided by (used in) financing activities	(14,400)	15,544
Net change in cash and equivalents	(739)	1,226
Cash at beginning of period	1,682	456
Cash at end of period	$943	$1,682
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,187	$2,274
Non-Cash Transactions
Change in asset retirement obligation estimate	$—	$385
Issuance of shares for debentures	$—	$541
Issuance of warrants with preferred stock	$—	$2,395
Settlement of mandatorily redeemable preferred stock with common stock	$—	$5,833

The accompanying notes are an integral part of these consolidated financial statements.

Red Mountain Resources, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional	Accumulated	Noncontrolling
	Shares	Amount	Paid-in Capital	Deficit	Interest	Total
Balance at June 30, 2013	12,692	$1.269	$65,536	$(24,814)	$5,563	$46,286
Issuance of shares, net of offering costs of $895	643	0.064	3,606	—	—	3,606
Issuance of warrants with preferred stock	—	—	2,395	—	—	2,395
Issuance of shares for debentures	87	0.009	541	—	—	541
Issuance of shares for services	47	0.005	194	—	—	194
Issuance of shares in exchange for preferred stock	1,388	0.14	5,833	—	—	5,833
Net income (loss)	—	—	—	(9,508)	513	(8,995)
Balance at June 30, 2014	14,857	1.487	78,105	(34,322)	6,076	49,860
Net loss	—	—	—	(40,170)	(2,860)	(43,030)
Balance at June 30, 2015	14,857	$1.487	$78,105	$(74,492)	$3,216	$6,830

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

The Company incurred a net loss of $43.0 million during the fiscal year ended June 30, 2015. At June 30, 2015, the outstanding principal amount of the Company’s debt was $17.6 million, net of an aggregate discount of $1.2 million, and the Company had a working capital deficit of $14.4 million. Of the outstanding debt, $12.4 million is outstanding under the Company’s Credit Facility (as defined below). Of the $14.4 million working capital deficit at June 30, 2015, $12.4 million relates to the outstanding borrowings under the Company’s Credit Facility that are classified as a short-term liability on its Consolidated Balance Sheets as of June 30, 2015. The Company is currently in default under the Credit Facility, and the lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the borrowers. The Company is in discussions with the lender regarding either a waiver of the non-compliance or an amendment to the credit agreement to cure the non-compliance. While the Company anticipates obtaining a waiver from the lender, it cannot provide any assurance that these negotiations will be successful. The Company is exploring available financing options, including the sale of debt or equity. If the Company is unable to finance its operations on acceptable terms or at all, its business, financial condition and results of operations may be materially and adversely affected.

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

3. Summary of Significant Accounting Policies

Consolidation, basis of presentation and significant estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly and majority-owned subsidiaries. Intercompany accounts and transactions are eliminated. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Significant assumptions are required in the valuation of proved oil and natural gas reserves, which affect the Company’s estimate of depletion expense as well as its impairment analyses. Significant assumptions also are required in the Company’s estimation of debentures carrying value, accrued liability, derivatives, environmental remediation liability and asset retirement obligations. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

Since, at the acquisition date, the Company expected to collect less than the contractual amounts due under the terms of the loans based, at least in part, on the assessment of the credit quality of the borrower, the loans are accounted for in accordance with ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”). The difference between the contractually required payments on the loans as of the acquisition date and the total cash flows expected to be collected, or non-accretable difference, totaled $6.6 million and $2.1 million, plus accrued interest in arrears as of June 30, 2015 and June 30, 2014, respectively.

Debentures are classified as non-accrual when management is unable to reasonably estimate the timing or amount of cash flows expected to be collected from the debentures or has serious doubts about further collectability of principal or interest. As of June 30, 2015 and 2014, all of the Company’s debentures were on non-accrual status since the borrower remains under the supervision of the bankruptcy court.

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

Due to the continuing decline of crude oil and natural gas prices which began approximately June 2014, and subsequent downturn in the related oilfield services sector, the Company reevaluated the value of the debentures. As a result, during the fiscal year ended June 30, 2015 the Company recorded an impairment on debentures of approximately $3.8 million while no such impairment was recorded during the fiscal year ended June 30, 2014.

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

Restricted cash

Restricted cash is classified as long-term based on the terms of the agreement. Restricted cash at June 30, 2015 and June 30, 2014 represents cash held in U.S. banks as collateral for standby letters of credit issued in connection with the Company’s oil and natural gas production activities.

Financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and long-term debt, approximate fair value as of June 30, 2015 and June 30, 2014.

Oil and natural gas properties

Effective June 1, 2011, the Company follows the successful efforts method of accounting for its oil and natural gas producing activities. The change in accounting principle has been applied retroactively to prior periods. Costs to acquire mineral interests in oil and natural gas properties and to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have proved reserves. If the Company determines that the wells do not have proved reserves, the costs are charged to expense. There were no exploratory wells capitalized pending determination of whether the wells have proved reserves at June 30, 2015 and June 30, 2014. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. The Company capitalizes interest on expenditures for significant exploration and development projects that last more than six months while activities are in progress to bring the assets to their intended use. Through June 30, 2015, the Company had capitalized no interest costs because its exploration and development projects generally lasted less than six months. Costs incurred to maintain wells and related equipment are charged to expense as incurred.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for potential impairment in their carrying values whenever events or changes in circumstances indicate such impairment may have occurred. Oil and natural gas properties are evaluated for potential impairment by field. Other properties are evaluated for impairment on a specific asset basis or in groups of similar assets, as applicable. An impairment on proved properties is recognized when the estimated undiscounted future net cash flows of an asset are less than its carrying value. If an impairment occurs, the carrying value of the impaired asset is reduced to its estimated fair value, which is generally estimated using a discounted cash flow approach or the estimated actual proceeds from the sale of assets. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During fiscal years ended June 30, 2015 and June 30, 2014, the Company recognized impairments on its proved properties of $14.5 million and $0.3 million, respectively.

Unproved oil and natural gas properties do not have producing properties. As reserves are proved through the successful completion of exploratory wells, the cost is transferred to proved properties. The cost of the remaining unproved basis is periodically evaluated by management to assess whether the value of a property has diminished. To do this assessment, management considers estimated potential reserves and future net revenues from an independent expert, the Company’s history in exploring the area, the Company’s future drilling plans per its capital drilling program prepared by the Company’s reservoir engineers and operations management and other factors associated with the area. Impairment is taken on the unproved property cost if it is determined that the costs are not likely to be recoverable. The valuation is subjective and requires management to make estimates and assumptions which, with the passage of time, may prove to be materially different from actual results. During fiscal years ended June 30, 2015 and June 30, 2014, the Company recognized impairments on its unproved properties of $16.5 million and $0.2 million, respectively.

Revenue and accounts receivable

The Company recognizes revenue for its production when the quantities are delivered to, or collected by, the purchaser. Prices for such production are generally defined in sales contracts and are readily determinable based on certain publicly available indices. All transportation costs are included in lease operating expense.

Accounts receivable — oil and natural gas sales consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production. Accounts receivable — joint interest consist of amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. No valuation allowance was recognized as of June 30, 2015 and June 30, 2014.

Dependence on major customers

For the fiscal year ended June 30, 2015, approximately 49% of the Company’s revenues were attributable to sales to three customers, and approximately 21% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. For the fiscal year ended June 30, 2014, approximately 63% of the Company’s revenues were attributable to sales four customers, and approximately 18% of the Company’s revenues were received from one operator pursuant to a joint operating agreement. Although the Company is exposed to a concentration of credit risk, the Company believes that all of its purchasers are creditworthy. The Company had no bad debt for the fiscal years ended June 30, 2015 and June 30, 2014.

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

Derivative financial instruments

All derivative instruments are recorded on the Company’s Consolidated Balance Sheets at fair value. Historically, the Company has not designated its derivative instruments as cash-flow hedges. Although the Company has not designated its derivative instruments as cash-flow hedges, it uses those instruments to reduce its exposure to fluctuations in commodity prices related to its oil and natural gas production. Unrealized gains and losses, at fair value, are included on the Company’s Consolidated Balance Sheets as current or non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Changes in the fair value of the Company’s commodity derivative contracts and realized gains and losses are recorded in earnings as they occur and included in other income (expense) on the Company’s Consolidated Statements of Operations.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

4. Oil and Natural Gas Properties and Other Property and Equipment

Oil and natural gas properties

The following table sets forth the capitalized costs under the successful efforts method for oil and natural gas properties:

(in thousands)	June 30, 2015	June 30, 2014
Oil and natural gas properties:
Proved	$44,483	$82,362
Unproved	11,458	19,109
Total oil and natural gas properties	55,941	101,471
Less accumulated depletion and impairment	(29,390)	(19,138)
Net oil and natural gas properties capitalized costs	$26,551	$82,333

During the fiscal years ended June 30, 2015 and June 30, 2014, the Company incurred approximately $1.6 million and $1.2 million, respectively, in exploration costs, of which all amounts were included in exploration expense. The Company had no transfers of exploratory well costs to proved properties during the fiscal years ended June 30, 2015 and June 30, 2014.

The Company recorded $0.2 million of impairment related to its unproved oil and gas properties during the fiscal year ended June 30, 2014 related to expiring acreage. The expense is included in exploration expense in the Company’s Consolidated Statements of Operations.

On April 21, 2015, the Company entered into a purchase and sale agreement in which it sold, assigned, and transferred and conveyed to the buyer fifty percent of its right, title, and interest in and to certain oil and natural gas assets and properties, including its oil and natural gas leasehold interests, wells, contracts, and oil and natural gas produced after April 1, 2015. The aggregate purchase price for the assets was $25.0 million. This purchase price was used to establish the fair value of all of the Company’s assets. As a result of the sale, the Company recognized an impairment expense of approximately $31.0 million on its oil and gas assets for the fiscal year ended June 30, 2015.

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

Other property and equipment

The historical cost of other property and equipment, presented on a gross basis with accumulated depreciation and amortization is summarized as follows:

(in thousands)	June 30, 2015	June 30, 2014
Other property and equipment	$1,112	$1,196
Less accumulated depreciation and amortization	(641)	(359)
Net property and equipment	$471	$837

5. Asset Retirement Obligations

The following table presents the balance and activity of the Company’s ARO for the periods indicated:

	Fiscal Year Ended
(in thousands)	June 30, 2015	June 30, 2014
Asset retirement obligations at beginning of period	$5,745	$5,020
Liabilities incurred	—	75
Liabilities settled	(2)	(2)
Assets sold	(2,943)	—
Accretion expense	131	267
Revisions in estimated liabilities	—	385
Asset retirement obligations at end of period	$2,931	$5,745
Less: current portion	—	214
Long-term portion	$2,931	$5,531

During the fiscal year ended June 30, 2014 the Company recorded an upward revision to previous estimates for its ARO primarily due to changes in the estimated future cash outlays.

6. Derivatives

At June 30, 2015, the Company had the following commodity derivatives positions outstanding:

Commodity and Time Period	Contract Type	Volume Transacted	Contract Price
Crude Oil
July 1, 2015—December 31, 2015	Put	5,500-6,600 Bbls/month	$50.00	/Bbl
January 1, 2016—June 30, 2016	Put	5,000-5,500 Bbls/month	$58.00	/Bbl

The following table summarizes the fair value of the Company’s open commodity derivatives as of June 30, 2015 and June 30, 2014 (in thousands):

	Balance Sheet Location
		June 30,	June 30,
		2015	2014
Derivatives not designated as hedging instruments
Commodity derivatives	Commodities derivative asset	$190	$37

Commodity derivatives	Commodities derivative liability	$—	$(121)

The following table summarizes the change in the fair value of the Company’s commodity derivatives (in thousands):

	Statement of Operations Location	Fiscal Year Ended
		June 30, 2015	June 30, 2014
Derivatives not designated as hedging instruments
Commodity derivatives	Gain (loss) on derivatives	$574	$(544)

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

The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2015 and June 30, 2014:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2015
Assets:
Commodities derivatives	$—	$190	$—	$190
Debentures	—	—	773	773
Oil and gas properties	—	—	26,551	26,551
Total	$—	$190	$27,324	$27,514

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(2,931)	$(2,931)
Environmental remediation liability	—	—	(2,057)	(2,057)
Total	$—	$—	$(4,988)	$(4,988)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant or Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
Assets:
Commodities derivatives	$—	$37	$—	$37
Oil and gas properties impairment (nonrecurring)	—	—	(487)	(487)
Total	$—	$37	$(487)	$(450)

Liabilities:
Asset retirement obligations (non-recurring)	$—	$—	$(5,745)	$(5,745)
Commodities derivative liability	—	(121)	—	(121)
Environmental remediation liability	—	—	(2,067)	(2,067)
Total	$—	$(121)	$(7,812)	$(7,933)

The following is a summary of changes to fair value measurements using Level 3 inputs during the year ended June 30, 2015:

(in thousands)	Environmental Liability
Balance, June 30, 2014	$(2,067)
Settlement of liabilities	10
Balance, June 30, 2015	$(2,057)

8. Debt

As of the dates indicated, the Company’s debt consisted of the following:

(in thousands)	June 30, 2015	June 30, 2014
Credit Facility	$12,400	$26,800
Mandatorily redeemable preferred stock, net of discount of $1,173 and $1,561, respectively	5,189	4,801
Total debt	17,589	31,601
Less: short-term portion	12,400	—
Long-term debt	$5,189	$31,601

Credit Facility

On February 5, 2013, the Borrowers entered into the Credit Agreement with the Lender. The Credit Agreement provides for a credit facility (as amended, the “Credit Facility”) with a maturity date of February 5, 2016. The borrowing base under the Credit Facility is determined at the discretion of the Lender based on, among other things, the Lender’s estimated value of the proved reserves attributable to the Borrowers’ oil and natural gas properties that have been mortgaged to the Lender, and is subject to regular redeterminations on September 30 and March 31 of each year, and interim redeterminations described in the Credit Agreement and potentially monthly commitment reductions, in each case which may reduce the amount of the borrowing base. As of June 30, 2015, the borrowing base and commitment were $12.4 million. The commitment is subject to monthly commitment reductions of $125,000 starting July 1, 2015.

A portion of the Credit Facility, in an aggregate amount not to exceed $2.0 million, may be used to issue letters of credit for the account of Borrowers. The Borrowers may be required to prepay the Credit Facility in the event of a borrowing base deficiency as a result of over-advances, sales of oil and gas properties or terminations of hedging transactions.

Amounts outstanding under the Credit Facility bear interest at a rate per annum equal to the greater of (x) the U.S. prime rate as published in The Wall Street Journal’s “Money Rates” table in effect from time to time and (y) 4.0% (4.0% at June 30, 2015). Interest is payable monthly in arrears on the last day of each calendar month. Borrowings under the Credit Facility are secured by first priority liens on substantially all the property of each of the Borrowers and are unconditionally guaranteed by Doral West Corp. and Pure Energy Operating, Inc., each a subsidiary of Cross Border.

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

As of June 30, 2015, the Borrowers had collectively borrowed $12.4 million and had no availability under the Credit Facility. The Company was not in compliance with all of the financial covenants under the Credit Facility described above at June 30, 2015. As a result, the Lender has the right to accelerate all amounts outstanding under the Credit Facility upon notice to the Borrowers. The Company has recorded the full amount of its outstanding borrowings under the Credit Facility as a current liability on its Consolidated Balance Sheet as of June 30, 2015 because the facility matures in February 2016.

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

 As of June 30, 2015, we had 254,463 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is mandatorily redeemable on July 15, 2018 at $25.00 per share, plus accrued and unpaid dividends to the redemption date, for a total redeemable value of $11.9 million at the time of issuance. The difference between the $11.9 million redeemable value and the $10.8 million of gross proceeds and canceled debt is treated as a discount and will be accreted over the life of the Series A Preferred Stock.

For the fiscal year ended June 30, 2015, the Company recognized total interest expense of $1.1 million related to the Series A Preferred Stock, which includes accretion of discount and amortization of issuance costs of $0.4 million for the fiscal year ended June 30, 2015.

The following is a schedule by year of future principal payments required under the Credit Facility and the redemption of the Series A Preferred Stock described above as of June 30, 2015:

(in thousands)
Fiscal Years Ending June 30,
2016	$12,400
2017	—
2018	—
2019	6,362
2020	—
Total	18,762
Discount	(1,173)
Total, net value	$17,589

9. Earnings Per Share

The Company reports basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is anti-dilutive. The following are reconciliations of the numerators and denominators of basic and diluted earnings per share for the fiscal years ending:

(dollars in thousands, except per share amounts)
	June 30, 2015	June 30, 2014
Net loss (numerator):
Net loss attributable to Red Mountain Resources, Inc.—basic	$(40,170)	$(9,508)
Weighted average shares (denominator):
Weighted average shares—basic	14,857	13,626
Weighted average shares—diluted (1)	14,857	13,626
Loss per share:
Basic	$(2.70)	$(0.70)
Diluted	$(2.70)	$(0.70)

(1)	Approximately 1,653,559 and 1,349,051 shares of common stock underlying warrants to purchase shares of the Company’s common stock were excluded from this calculation because they were anti-dilutive during the periods ended June 30, 2015 and 2014, respectively.

10. Equity

During fiscal year 2014, the Company entered into a Debenture Purchase Agreement with a holder of 2009A Debentures and 2009B Debentures for the purchase of an aggregate of $1.1 million principal amount of 2009A Debentures and 2009B Debentures, plus accrued and unpaid interest, in exchange for the issuance of 0.9 million shares of common stock of the Company.

11. Income Taxes

 Income tax expense differs from the statutory amounts as follows for the following fiscal years ending:

(dollars in thousands)	June 30, 2015	June 30, 2014
Income taxes at U.S. statutory rate	$(14,687)	$(3,044)
Deferred state income tax expense	(1,729)	(184)
Change in tax status	—	(311)
Permanent differences	148	1,217
Change in valuation allowance	16,224	2,366
Total tax expense (benefit)	$(44)	$44

Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

(dollars in thousands)	June 30, 2015	June 30, 2014
Deferred tax assets and liabilities:
Net operating loss carryforwards	$25,666	$19,879
Oil and natural gas properties	1,051	(9,367)
Derivatives	—	32
Capitalized transaction costs	539	528
Environmental liabilities	—	788
Other	—	—
Gross deferred tax assets	27,256	11,860
Valuation allowance	(27,256)	(11,901)
Net deferred taxes	$—	$(41)

At June 30, 2015, the Company had approximately $67.6 million of pre-tax net operating loss carryforwards (“NOLs”). These carryforwards begin to expire in 2030. Due to the change in control of Cross Border on January 28, 2013, the Company’s ability to utilize the NOLs of Cross Border will be subject to limitations under applicable tax laws.

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

As of June 30, 2015, the Company had no unrecognized tax benefits. Black Rock Capital, LLC’s tax returns for the years ended December 31, 2011 – 2009 and stub period ended June 30, 2011, the Company’s tax returns for the fiscal years ended May 31, 2014, 2013 and 2012, stub period ended May 31, 2011, and the fiscal years ended January 31, 2011 and 2010, and Cross Border’s tax returns for the years ended December 31, 2013 – 2009, are open to examination by the major taxing jurisdictions to which the Company is subject.

12. Commitments and Contingencies

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

As of June 30, 2015, the Company had approximately $2.1 million in environmental remediation liabilities related to Cross Border’s operated Tom Tom and Tomahawk fields located in Chaves and Roosevelt counties in New Mexico. In February 2013, the Bureau of Land Management (“BLM”) accepted Cross Border’s remediation plan for the Tom Tom and Tomahawk fields. Cross Border is working in conjunction with the BLM to initiate remediation on a site-by-site basis. This is management’s best estimate of the costs of remediation and restoration with respect to these environmental matters, although the ultimate cost could differ materially. Inherent uncertainties exist in these estimates due to unknown conditions, changing governmental regulation, and legal standards regarding liability, and emerging remediation technologies for handling site remediation and restoration. Cross Border has incurred approximately $43,000 in costs, in total, and expects to incur the remaining expenditures during the Company’s fiscal year ending June 30, 2016.

Leases

As of June 30, 2015, the Company rented various office spaces in Dallas, Texas and Midland, Texas under non-cancelable lease agreements. In the aggregate, these leases cover approximately 10,509 square feet at a cost of approximately $21,000 per month and have remaining lease terms between 5 and 15 months. The following is a schedule by year of future minimum rental payments required under lease arrangements in excess of one year as of June 30, 2015:

(in thousands)
Fiscal Years Ending June 30,
2016	$181
2017	45
2018	—
2019	—
2020	—
Total	$226

Rent expense under the Company’s lease arrangements amounted to approximately $0.2 million and $0.3 million for the fiscal years ended June 30, 2015 and 2014, respectively.

13. Related Party Transactions

Enerstar Resources O&G, LLC (“Enerstar”), a company owned by Tommy Folsom, the former Executive Vice President and Director of Exploration and Production for RMR Operating, LLC, a subsidiary of the Company, and formerly the Executive Vice President and Director of Exploration and Production for the Company, owns an overriding royalty interest in the Company’s Madera Prospect. During the fiscal years ended June 30, 2015 and 2014, the Company paid royalties of approximately $11,900 and $15,000, respectively, to Enerstar.

14. Subsequent Events

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

Deregistration

On November 13, 2015, the Company's Board of Directors voted to voluntarily deregister the Company's common stock, Series A Preferred Stock and warrants under the Exchange Act and become a non-reporting company. In connection therewith, the Board of Directors approved the filing with the SEC of a Form 15 to voluntarily deregister the Company's securities under Section 12(g) of the Exchange Act and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company expects to file the Form 15 on or about November 13, 2015. The Company expects that its obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately upon the filing of the Form 15 with the SEC, and its proxy statement, Section 16 and other Section 12(g) reporting responsibilities will terminate effective 90 days after the filing of the Form 15. The Company is eligible to deregister under the Exchange Act because its common stock, Series A Preferred Stock and warrants are each held by fewer than 300 shareholders of record.

15. Supplemental Information Relating to Oil And Natural Gas Producing Activities (Unaudited)

Costs incurred in oil and natural gas property acquisition, exploration and development

Set forth below is certain information regarding the costs incurred for oil and natural gas property acquisition, development and exploration activities:

(in thousands)	June 30, 2015	June 30, 2014
Property acquisition costs:
Unproved properties	$—	$—
Proved properties	—	—
Exploration costs	1,569	1,193
Development costs (1)	8,392	17,101
Total costs incurred	$9,961	$18,294

(1)	For the fiscal years ended June 30, 2015 and 2014, development costs included $0 and $0.5 million, respectively, in non-cash asset retirement obligations.

Results of operations for oil and natural gas producing activities

Set forth below is certain information regarding the results of operations for oil and natural gas producing activities:

(in thousands)	June 30, 2015	June 30, 2014
Revenues	$12,738	$22,498
Production costs	(4,540)	(5,340)
Exploration expense	(1,569)	(1,193)
Impairment	(31,021)	(487)
Depletion	(5,517)	(9,020)
Income tax expense	—	—
Results of operations	$(29,909)	$6,458

Proved reserves

Cawley, Gillespie & Associates, Inc., independent petroleum engineers, estimated 100% of the Company’s proved reserve information as of July 1, 2015. The estimate of proved reserves and related valuations were prepared in accordance with the provisions of ASC 932, Extractive Activities.

Estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors. All of the Company’s estimated oil and natural gas reserves are attributable to properties within the United States. The following table is a summary of the Company’s changes in quantities of proved oil and natural gas reserves for the fiscal years ended June 30, 2014 and 2015:

	Oil (MBbls)	Natural Gas (MMcf)	NGL (MBbls)	Total (MBoe)
June 30, 2013	2,320	6,173	198	3,547
Extensions and discoveries	656	1,398	55	944
Revisions in previous estimates	(67)	365	32	(26)
Production	(204)	(987)	(29)	(398)
June 30, 2014	2,705	6,949	256	4,119
Extensions and discoveries	118	173	11	159
Revisions in previous estimates	45	322	36	135
Sales of assets	(1,344)	(3,333)	(134)	(2,033)
Production	(155)	(683)	(32)	(302)
June 30, 2015	1,369	3,428	137	2,078

Proved Developed Reserves
June 30, 2014	1,171	4,688	142	2,094
June 30, 2015	606	2,472	99	1,117
Proved Undeveloped Reserves
June 30, 2014	1,534	2,261	114	2,025
June 30, 2015	763	956	38	960

At June 30, 2015, the Company’s estimated proved reserves were 2.1 MMBoe, a decrease of 50% compared to 4.1 MMBoe at June 30, 2014. The decrease during fiscal 2015 was attributable to 2.0 MMBoe of divested reserves and 0.3 MMBoe of production, partially offset by 0.2 MMBoe added through field extensions and another 0.1 MMBoe of upward revisions.

Standardized measure of discounted future net cash flows relating to proved reserves

Future cash inflows were computed by applying the average of the closing price on the first day of each month for the 12-month period prior to June 30, 2015 to estimated future production. For oil and natural gas liquid volumes, the average NYMEX spot price is $71.68 per Bbl. For natural gas volumes, the average Henry Hub spot price is $3.39 per MMBtu. Prices are adjusted for basis differentials, hydrocarbon quality, and transportation, processing, and gathering fees resulting in an oil price of $63.87 per barrel, natural gas liquids price of $23.80 per barrel, and natural gas price of $3.66 per Mcf. The adjusted oil, natural gas liquids and natural gas prices are held constant throughout the lives of the properties. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing the proved oil and natural gas reserves at year end, based on year-end costs and assuming continuation of existing economic conditions.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves were as follows:

(in thousands)	June 30, 2015	June 30, 2014
Future cash inflows	$103,236	$294,350
Future production costs	(30,578)	(76,574)
Future development costs	(17,489)	(42,357)
Future income tax expense	—	(23,306)
Future net cash flows	55,169	152,113
10% annual discount for estimated timing of cash flows	(28,716)	(73,113)
Standardized measure of discounted future net cash flows	$26,453	$79,000

Changes in standardized measure of discounted future net cash flows

The changes in the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves are as follows:

(in thousands)	June 30, 2015	June 30, 2014
Balance, beginning of period	$79,000	$57,136
Net change in sales and transfer prices and in production (lifting) costs related to future production	(29,343)	8,407
Changes in estimated future development costs	(15,619)	18,870
Sales and transfers of oil and natural gas produced during the period	(8,003)	(17,879)
Sale of reserves	(25,891)	—
Net change due to extensions and discoveries	2,018	21,859
Net change due to purchase of minerals in place	—	—
Net change due to revisions in quantity estimates	1,715	601
Previously estimated development costs incurred during the period	(8,392)	(16,755)
Accretion of discount	17,869	6,763
Other	22	(110)
Net change in income taxes	13,077	108
Balance, end of period	$26,453	$79,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RED MOUNTAIN RESOURCES, INC.

Dated: November 13, 2015	By:	/s/ Alan W. Barksdale
Alan W. Barksdale
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan W. Barksdale	President, Chief Executive Officer	November 13, 2015
Alan W. Barksdale	and Director (Principal Executive Officer)

/s/ Hilda D. Kouvelis	Chief Accounting Officer	November 13, 2015
Hilda D. Kouvelis	(Principal Financial and Accounting Officer)

/s/ David M. Heikkinen	Director	November 13, 2015
David M. Heikkinen

/s/ Richard Y. Roberts	Director	November 13, 2015
Richard Y. Roberts

/s/ Paul N. Vassilakos	Director	November 13, 2015
Paul N. Vassilakos

/s/ Frank Yates, Jr.	Director	November 13, 2015
Frank Yates, Jr.

50

EXHIBIT INDEX

Exhibit No.	Name of Exhibit
2.1	Plan of Reorganization and Share Exchange Agreement, dated March 22, 2011, by and between Black Rock Capital, LLC and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 31, 2011).

2.2	Amendment to Plan of Reorganization and Share Exchange Agreement, dated June 17, 2011, by and among Red Mountain Resources Inc., Black Rock Capital, LLC and Black Rock Capital Shareholders (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on June 23, 2011).

2.3	Amendment to Plan of Reorganization and Share Exchange Agreement, dated June 20, 2011, by and among Red Mountain Resources Inc., Black Rock Capital, LLC and Black Rock Capital Shareholders (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on June 23, 2011).

2.4	Asset Purchase Agreement, dated July 19, 2012, by and among Hunter Drilling, LLC, First Security Bank, as Trustee for the Holders of the Senior Series 2009A Debentures and the Series 2009B Debentures, Red Mountain Resources, Inc., O&G Leasing, LLC and Performance Drilling Company, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 25, 2012).

2.5	Agreement and Plan of Merger, dated January 29, 2014, by and between Red Mountain Resources, Inc., a Florida corporation, and Red Mountain Resources, Inc., a Texas corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.1	Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

3.2	Certificate of Correction to the Certificate of Formation of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2014).

3.3	Bylaws of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.1	Form of Common Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.2	Form of 10.0% Series A Cumulative Redeemable Preferred Stock Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.3	Form of Warrant Certificate of Red Mountain Resources, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

4.4	Form of Warrant Agreement between the Company and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on July 24, 2013).

4.5	Amendment No. 1 to Warrant Agreement, effective as of January 31, 2014, between Broadridge Corporate Issuer Solutions, Inc. and Red Mountain Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2014).

10.1	Cross Border Resources, Inc. Common Stock Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).

10.2†	Employment Agreement, dated February 7, 2012, by and between Red Mountain Resources, Inc. and Hilda D. Kouvelis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 8, 2012).

10.3†	Form of Indemnification Agreement between Red Mountain Resources, Inc. and its officers and directors (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).

10.4†	Amendment to Employment Agreement, dated July 27, 2012, by and between Red Mountain Resources, Inc. and Hilda Kouvelis (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on September 13, 2012).

51

Exhibit No.	Name of Exhibit
10.5†	Red Mountain Resources, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on September 26, 2012).

10.6	Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 11, 2013).

10.7	Inter-Borrower Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 11, 2013).

10.8	Amendment and Waiver, dated May 2, 2013, among Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC and Independent Bank to that certain Senior First Lien Secured Credit Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on September 13, 2013).

10.9	Amendment and Consent, dated July 19, 2013, to that certain Senior First Lien Secured Credit Agreement, dated February 5, 2013, among the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers, and Independent Bank, as lender (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on November 18, 2013).

10.10	Amendment and Waiver, effective as of September 12, 2013, by and among Independent Bank, as lender, and the Company, Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 17, 2013).

10.11	Fourth Amendment to Senior First Lien Secured Credit Agreement, effective as of April 21, 2015, by and among Independent Bank, as Lender, and Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as Borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015).

10.12*	Fifth Amendment to Senior First Lien Secured Credit Agreement, effective as of June 30, 2015, by and among Independent Bank, as Lender, and Red Mountain Resources, Inc., Cross Border Resources, Inc., Black Rock Capital, Inc. and RMR Operating, LLC, as Borrowers.

10.13†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 6, 2013).

10.14†	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2013).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Cawley, Gillespie & Associates, Inc.

31.1*	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Report of Cawley, Gillespie & Associates, Inc., dated as of August 18, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

† Indicates a compensation contract or arrangement with management.

52